Form 10QSB
period 1997-03-31
ALL COMMUNICATIONS CORP/NJ
filed 1997-05-30
CIK 1031613

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

/X / Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

                                          or

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    Commission file number 1-12937

                            ALL COMMUNICATIONS CORPORATION
          (Exact Name of Small Business Issuer as Specified in its Charter)

    New Jersey                                   22-3124655
(State or other Jurisdiction of             I.R.S. Employer Number
Incorporation or Organization)

               225 Long Avenue, PO Box 794, Hillside, New Jersey 07205
                       (Address of Principal Executive Offices)


                                     201-282-2000
                   (Issuer's Telephone Number, Including Area Code)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]            No[X]

    The number of shares outstanding of the registrant's Common Stock as of May 28, 1997 was 4,910,000.

     Transitional Small Business Disclosure Format:
Yes [ ]             No [X]

                            ALL COMMUNICATIONS CORPORATION
                                        Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements *
    Balance Sheets December 31, 1996 and March 31, 1997         1

    Statements of Income (Loss)
         For the Three Months ended March 31, 1997 and 1996     2

    Statements of Cash Flows
         For the Three Months ended March 31, 1997 and 1996     3

    Notes to Financial Statements                               4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    6

PART II. OTHER INFORMATION

Legal Proceedings                                               8

Changes in Securities                                           8

Defaults Upon Senior Securities                                 8

Submission of Matters to a Vote of Security Holders             8

Other Information                                               8

Exhibits and Reports on Form 8-K                                8

Signatures                                                      9



* The Balance Sheet at December 31, 1996 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                                   ALL COMMUNICATIONS CORPORATION
                                           BALANCE SHEETS
                                             (Unaudited)

                                                                    March 31,       December 31,
                                                                      1997             1996
                                                                      ----             ----
ASSETS
Current assets
     Cash and cash equivalents                                    $    99,702     $   645,614
     Accounts receivable (net of allowance for doubtful
            accounts of $25,000 and $25,000, respectively)          1,242,381         681,411
     Inventory                                                        577,642         497,353
     Deferred income taxes                                             10,456           9,119
     Other current assets                                              41,480          11,595
                                                                   ----------      ----------

     Total current assets                                           1,971,661       1,845,092

Furniture, equipment and leasehold improvements-net                   214,667         128,984

Deferred financing costs                                              390,406         390,406
Deferred stock offering costs                                         231,967          32,500
Other assets                                                           12,845          61,410
                                                                   ----------      ----------

     Total assets                                                 $ 2,821,546     $ 2,458,392
                                                                   ----------      ----------
                                                                   ----------      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bank loan payable                                            $   447,071     $   447,071
     Current portion of long-term debt                                 21,250          21,250
     Accounts payable                                                 660,016         505,319
     Accrued expenses                                                 284,811         108,259
     Customer deposits                                                 31,816          14,943
                                                                   ----------      ----------

     Total current liabilities                                      1,444,964       1,096,842

Noncurrent liabilities
     12% Convertible Subordinated Notes payable                       750,000         750,000
      Long-term debt, less current portion                             46,042          51,354
      Deferred income taxes                                            21,594          14,798
                                                                   ----------      ----------

     Total noncurrent liabilities                                     817,636         816,152
                                                                   ----------      ----------

     Total liabilities                                              2,262,600       1,912,994

COMMITMENTS AND CONTINGENCIES - See Notes

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
  1,000,000 shares authorized, none issued or outstanding               -               -
Common Stock, no par value; 100,000,000 authorized;
  3,000,000 issued and outstanding                                     90,000          90,000
Additional paid-in capital                                            375,000         375,000
Retained earnings                                                      93,946          80,398
                                                                   ----------      ----------

     Total stockholders' equity                                       558,946         545,398
                                                                   ----------      ----------

     Total liabilities and stockholders' equity                   $ 2,821,546     $ 2,458,392
                                                                   ----------      ----------
                                                                   ----------      ----------

                                 See Notes to Financial Statements.
                                                 -1-

                             ALL COMMUNICATIONS CORPORATION
                              STATEMENTS OF INCOME (LOSS)
                                       (Unaudited)

                                                                       Three months ended
                                                                            March 31,
                                                                      1997            1996
                                                                      ----            ----
Net revenues                                                      $ 1,623,856     $   640,588
Cost of revenues                                                    1,129,514         467,332
                                                                   ----------       ---------

Gross margin                                                          494,342         173,256

Operating expenses:
     Selling                                                          281,642         131,960
     General and administrative                                       179,929         118,072
                                                                   ----------       ---------

Total operating expenses                                              461,571         250,032
                                                                   ----------       ---------

Income (loss) from operations                                          32,771         (76,776)
                                                                   ----------       ---------
Other (income) expenses
     Interest income                                                   (5,483)          -
     Interest expense                                                  12,022           4,599
                                                                   ----------       ---------

Total other (income) expenses                                           6,539           4,599
                                                                   ----------       ---------

Income (loss) before income taxes                                      26,232         (81,375)

Provision for income taxes                                             12,684           -
                                                                   ----------       ---------

Net income                                                        $    13,548     $   (81,375)
                                                                   ----------       ---------
                                                                   ----------       ---------

Net income per common and common equivalent share                 $      0.01     $     (0.04)
                                                                   ----------       ---------

Weighted average common and common equivalent
    shares outstanding                                              3,160,714       1,910,714
                                                                   ----------       ---------
                                                                   ----------       ---------




                                 See Notes to Financial Statements.
                                                 -2-

                                   ALL COMMUNICATIONS CORPORATION
                                      STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                       Three months ended
                                                                            March 31,
                                                                      1997            1996
                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                            $    13,548     $   [81,375]
     Adjustments to reconcile net income (loss)
      to net cash provided (used) by operating activities:
          Depreciation and amortization                                11,266           5,014
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                   (560,970)         67,065
               Inventory                                              (80,289)        (43,389)
               Other current assets                                   (26,384)          6,481
               Accounts payable                                       154,697         (78,386)
               Accrued expenses                                       176,552          20,603
               Income taxes payable                                    (3,501)        (18,008)
               Deferred income taxes                                    5,459           -
               Customer deposits                                       16,873          31,276
                                                                   ----------       ---------

        Net cash used by operating activities                        (292,749)        (90,719)
                                                                   ----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of furniture, equipment and leasehold improvements     (96,949)        (30,449)
     Decrease in other assets                                          48,565           -
                                                                   ----------       ---------
        Net cash used by investing activities                         (48,384)        (30,449)
                                                                   ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Deferred stock offering costs                                   (199,467)          -
     Payments on long-term debt                                        (5,312)          -
     Proceeds from bank loans                                           -              30,000
     Payments on bank loans                                             -              (3,989)
                                                                   ----------       ---------

       Net cash provided (used) by financing activities              (204,779)         26,011
                                                                   ----------       ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                (545,912)        (95,157)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      645,614         153,906
                                                                   ----------       ---------

CASH AT END OF PERIOD                                             $    99,702     $    58,749
                                                                   ----------       ---------
                                                                   ----------       ---------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for:
          Interest                                                $    12,022     $     4,599
                                                                   ----------       ---------
                                                                   ----------       ---------
          Income taxes                                            $     1,288     $    18,008
                                                                   ----------       ---------
                                                                   ----------       ---------



                              See Notes to Financial Statements.
                                              -3-

                            ALL COMMUNICATIONS CORPORATION
                            Notes to Financial Statements



Note 1 - Basis of Presentation

    The accompanying financial statements of All Communications Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2 (No. 333-21069) as filed with the Securities and Exchange Commission.

Note 2 -  Income per share

    Income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. In accordance with SEC rules, shares issuable upon the conversion of the 12% Subordinated Convertible Notes Payable have been included in the calculation of common and common equivalent shares outstanding for all periods presented using the treasury stock method.

Note 3 - Initial Public Offering

    In May 1997, the Company completed an initial public offering of 805,000 Units of its Common Stock and Class A Common Stock Purchase Warrants, realizing net proceeds of approximately $4,500,000 after stock offering costs.

Note 4 - Other Matters

    New Reseller Agreement

    In February 1997, the Company entered into a non-exclusive agreement with Sprint North Supply ("SNS"), the recently designated exclusive distributor of Sony videoconferencing products. Under the agreement, SNS will sell Sony videoconferencing equipment to the Company on terms which are more favorable than those on which the Company purchased equipment under the Sony reseller agreement. The agreement expires on January 31, 1998, but may be terminated by either party upon 60 days' written notice.

                            ALL COMMUNICATIONS CORPORATION
                            Notes to Financial Statements


    Amended Employment Agreement

    In March and April 1997, the Company's board of directors approved changes to the 1997 employment agreement with the Company's president. The amendment provides for an extension of the agreement for an additional year to six years; a reduction in annual salary to $133,000, $170,000 and $205,000 in the first, second and third years, respectively, and a minimum annual base salary of $205,000 in years four through six; and the issuance of 750,000 nonqualified stock options at an exercise price of $5.00 per share.

    New Lease

    In March 1997, the Company entered into a new five-year lease for the use of office and warehouse space. The lease provides for annual base rent of $63,680 plus a proportionate share of operating expenses, and includes a five year renewal option. The lease will commence on the earlier of the date on which the construction of the premises is completed, or the Company occupies the facility. The building is owned by an entity in which a member of the Company's board of directors is a part owner. The Company believes that the lease reflects a fair rental value for the property.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Results of Operations

Three Months Ended March 31, 1997 ("1997 quarter") Compared to Three Months Ended March 31, 1996 ("1996 quarter")

    Net revenues. The Company's revenues consist primarily of sales of Panasonic digital telephone and voice processing systems, and Sony videoconferencing products. Operating revenue for the 1997 quarter was $1,623,856, an increase of $983,268, or 153% over the revenues of $640,588 reported for the 1996 quarter. Sales of telephone and voice processing equipment increased in 1997 by 25% to $690,694 over 1996 quarterly revenue of $550,509. The increase was due in part to the hiring of additional sales personnel. In addition, the Company entered into an exclusive dealership arrangement with Coldwell Banker Corporation ("CBC") in January 1996 to sell Panasonic telecommunications systems to CBC's corporate-owned offices. In December 1996, this agreement was superseded by the signing of a non-exclusive four-year Preferred Vendor Agreement with the new owner of the Coldwell Banker brand, HFS Incorporated ("HFS"), to provide Panasonic products to the HFS-owned brands, Century 21, ERA, and Coldwell Banker real estate brokerage franchise systems. Sales under these agreements accounted for 8% and 40% of net revenues for the 1997 and 1996 quarters, respectively.

    Sales of videoconferencing systems increased in the 1997 quarter by $857,795 to $930,877 as compared to $73,082 for the 1996 quarter and $1,039,026 for all of fiscal 1996. The Company's videoconferencing sales effort increased significantly in 1996 due to the hiring of a vice president in charge of sales and marketing for the videoconferencing division. The Company currently has videoconferencing demonstration facilities in New York City, Washington D.C. and the Philadelphia area and has added seven sales personnel in the video and telephone divisions since the 1996 quarter.

    Cost of Revenues. Cost of revenues in the 1997 quarter was $1,129,514, or 70% of net revenues, as compared to $467,322, or 73% of net revenues in the 1996 quarter. Cost of revenues consists primarily of net product, installation and customer training costs. Higher margin sales in 1997 offset increases in salaries and related costs to account for the improvement over the 1996 quarter.

    Gross margins. Gross margins increased to $494,342, or 30% of net revenues in the 1997 quarter, as compared to $173,256, or 27% in the 1996 quarter. However, 1997 gross margins decreased from the 36% reported for all of fiscal 1996 due primarily to higher fixed compensation costs.

    Selling. Selling expenses, which include sales salaries, commissions, sales overhead, and marketing costs, increased to $281,642, or 17% of net revenues in the 1997 quarter, as compared to $131, 960, or 21% of net revenues in the 1996 quarter. The increase was due in part to higher salaries and commission-based compensation resulting from additions in sales personnel in 1997. New employment agreements, providing for higher sales executive compensation, also commenced in 1997.

    General and administrative. General and administrative expenses increased to $179,929, or 11% of net revenues in the 1997 quarter, as compared to $118,072, or 18% of net revenues in the 1996 quarter. The dollar increase is attributable primarily to higher salaries and related costs associated with an increase in administrative staff. The percentage decrease is due to the more rapid growth rate of gross margin dollars as compared to overhead costs.

    As a result of the above, the Company reported net income of $13,548, or $.01 per share in the 1997 quarter, compared to a net loss of $81,375, or $.04 per share in the 1996 quarter.

Liquidity and Capital Resources

At March 31, 1997, the Company had working capital of $526,697, including $99,702 in cash. Net cash used by operating activities for the 1997 quarter was $292,749. Increases in accounts receivable due to record revenue growth, as well as small increases in inventory levels and prepaid expenses, more than offset cash flows provided by net income, depreciation and higher accounts payable and accrued expense levels.

Net cash used by investing activities for the 1997 quarter was $48,384, as purchases of furniture and equipment totaling $96,949 offset decreases in other assets.

Net cash used by financing activities for the 1997 quarter was $204,779. The Company incurred additional stock offering costs of $199,467 in connection with its initial public offering. In May 1997, the Company completed the offering of 805,000 Units of its Common Stock and Class A Common Stock Purchase Warrants, realizing net proceeds of approximately $4,500,000 after stock offering costs. The Company repaid $150,000 of convertible note principal with the proceeds. The balance of the notes ($600,000) was converted into 300,000 Bridge Units, each unit consisting of one share of Common Stock and one Class A Common
Stock Purchase Warrant. Funds from the offering will be used for the relocation and expansion of the Company's facilities, the hiring of new employees, the purchase of additional inventory, and other working capital needs.

The Company does not have any material commitments for capital expenditures. Management believes that the Company has the capital resources and liquidity necessary to meet all of its obligations during 1997, based on current operating levels.

PART II

Item 1. Legal Proceedings

         Not Applicable

Item 2.  Change in Securities

         Not Applicable

Item 3.  Default Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on 8-K

Exhibits

Exhibit 27.   Financial Data Schedule

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.


                                  ALL COMMUNICATIONS CORPORATION
                                       Registrant

Date: May 30, 1997                By: /s/ Richard Reiss
                                      -----------------
                                       Richard Reiss,
                                       President and Chief Executive
                                         Officer (and duly authorized
                                       to sign on behalf of the Registrant)