Form 10QSB
period 1997-06-30
ALL COMMUNICATIONS CORP/NJ
filed 1997-08-12
CIK 1031613

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

                                          or

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

Yes [X]            No [ ]

     The number of shares outstanding of the registrant's Common Stock as of August 6, 1997 was 4,910,000.

     Transitional Small Business Disclosure Format:
Yes [ ]             No [X]

                            ALL COMMUNICATIONS CORPORATION
                                        Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements *
     Balance Sheet
          June 30, 1997 and December 31, 1996                                  1

     Statement of Operations
          For the Six Months and Three Months ended
          June 30, 1997 and 1996                                               2

     Statement of Cash Flows
          For the Six Months ended June 30, 1997 and 1996                      3

     Notes to Financial Statements                                             4

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            6


PART II. OTHER INFORMATION

Legal Proceedings                                                              9

Changes in Securities                                                          9

Defaults Upon Senior Securities                                                9

Submission of Matters to a Vote of Security Holders                            9

Other Information                                                              9

Exhibits and Reports on Form 8-K                                               9

Signatures                                                                    10



* The Balance Sheet at December 31, 1996 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                         ALL COMMUNICATIONS CORPORATION
                                BALANCE SHEETS
                                  (Unaudited)

                                                                            June 30,           December 31,
                                                                              1997                1996
                                                                              ----                ----

ASSETS
Current assets
     Cash                                                                  $ 3,490,047         $   645,614
     Accounts receivable-net                                                 1,631,388             681,411
     Inventory                                                                 513,451             497,353
     Deferred income taxes                                                      18,971               9,119
     Other current assets                                                       79,316              11,595
                                                                           -----------         -----------
     Total current assets                                                    5,733,173           1,845,092

Furniture, equipment and leasehold improvements-net                            289,065             128,984

Deferred financing costs                                                          -                390,406
Deferred stock offering costs                                                     -                 32,500
Other assets                                                                    55,216              61,410
                                                                           -----------         -----------
     Total assets                                                          $ 6,077,454         $ 2,458,392
                                                                           -----------         -----------
                                                                           -----------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bank loan payable                                                     $      -            $   447,071
     Current portion of long-term debt                                            -                 21,250
     Accounts payable                                                          408,071             505,319
     Accrued expenses                                                          231,857             108,259
     Income taxes payable                                                       31,967                -
     Customer deposits                                                          43,967              14,943
                                                                           -----------         -----------
     Total current liabilities                                                 715,862           1,096,842

Noncurrent liabilities
     12% Convertible Subordinated Notes payable                                   -                750,000
      Long-term debt, less current portion                                        -                 51,354
      Deferred income taxes                                                     26,094              14,798
                                                                           -----------         -----------
     Total noncurrent liabilities                                               26,094             816,152
                                                                           -----------         -----------
     Total liabilities                                                         741,956           1,912,994

COMMITMENTS - See Notes

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
  1,000,000 shares authorized, none issued or outstanding                         -                   -
Common Stock, no par value; 100,000,000 authorized;
  4,910,000 and 3,000,000 shares issued and outstanding, respectively        5,229,740              90,000
Additional paid-in capital                                                     300,070             375,000
Retained earnings (Accumulated deficit)                                       (194,312)             80,398
                                                                           -----------         -----------
     Total stockholders' equity                                              5,335,498             545,398
                                                                           -----------         -----------
     Total liabilities and stockholders' equity                            $ 6,077,454         $ 2,458,392
                                                                           -----------         -----------
                                                                           -----------         -----------

                                  See Notes to Financial Statements.

                           ALL COMMUNICATIONS CORPORATION
                              STATEMENTS OF INCOME (LOSS)
                                      (Unaudited)



                                                                       Six months ended          Three months ended
                                                                            June 30,                   June 30,
                                                                       1997         1996         1997         1996
                                                                       ----         ----         ----         ----

Net revenues                                                          $ 3,463,762 $ 1,726,829  $ 1,839,906 $ 1,086,241
Cost of revenues                                                        2,370,587   1,153,923    1,241,073     686,591
                                                                      ----------- -----------  ----------- -----------
Gross margin                                                            1,093,175     572,906      598,833     399,650

Operating expenses:
     Selling                                                              600,461     330,536      318,819     198,576
     General and administrative                                           424,325     253,334      244,396     135,262
                                                                      ----------- -----------  ----------- -----------
Total operating expenses                                                1,024,786     583,870      563,215     333,838
                                                                      ----------- -----------  ----------- -----------
Income (loss) from operations                                              68,389     (10,964)      35,618      65,812
                                                                      ----------- -----------  ----------- -----------
Other (income) expenses
     Amortization of deferred financing costs                             315,406       -          315,406         -
     Interest income                                                      (37,952)      -          (32,469)        -
     Interest expense                                                      27,779       8,840       15,757       4,241
                                                                      ----------- -----------  ----------- -----------
Total other (income) expenses                                             305,233       8,840      298,694       4,241
                                                                      ----------- -----------  ----------- -----------
Income (loss) before income taxes                                        (236,844)    (19,804)    (263,076)     61,571

Provision for income taxes                                                 37,866       -           25,182         -
                                                                      ----------- -----------  ----------- -----------
Net income (loss)                                                      $ (274,710)  $ (19,804)  $ (288,258)  $  61,571
                                                                      ----------- -----------  ----------- -----------
                                                                      ----------- -----------  ----------- -----------
Net income (loss) per common and common equivalent                     $ (0.07)     $   (0.01)  $    (0.01)  $    0.03
                                                                      ----------- -----------  ----------- -----------
                                                                      ----------- -----------  ----------- -----------
Weighted average common and common equivalent
    shares outstanding                                                  3,692,071   1,910,714    4,337,000    1,910,714
                                                                      ----------- -----------  ----------- -----------
                                                                      ----------- -----------  ----------- -----------

                       See Notes to Financial Statements.

                       ALL COMMUNICATIONS CORPORATION
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                                                 Six months ended
                                                                                      June 30,
                                                                              1997                 1996
                                                                           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                      $ (274,710)        $ (19,804)
     Adjustments to reconcile net income (loss)
      to net cash provided (used) by operating activities:
          Depreciation and amortization                                        341,131            12,676
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                            (949,977)           (13,526)
               Inventory                                                       (16,098)          (102,812)
               Other current assets                                            (67,721)           (16,982)
               Accounts payable                                                (97,248)           (34,602)
               Accrued expenses                                                123,598            114,176
               Income taxes payable                                             31,967            (18,008)
               Deferred income taxes                                             1,444              -
               Customer deposits                                                29,024               (900)
                                                                           -----------         -----------
        Net cash used by operating activities                                 (878,590)           (79,782)
                                                                           -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of furniture, equipment and leasehold improvements             (185,808)           (47,221)
     Decrease in other assets                                                    6,194             -
                                                                           -----------         -----------
        Net cash used by investing activities                                 (179,614)           (47,221)
                                                                           -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from public offering                                           5,635,070              -
     Deferred stock offering costs                                          (1,062,760)             -
     Repayment of subordinated convertible note                               (150,000)             -
     Proceeds from bank loans                                                  125,000             97,269
     Payments on bank loans                                                   (644,673)            (3,397)
                                                                           -----------         -----------
       Net cash provided (used) by financing activities                      3,902,637             93,872
                                                                           -----------         -----------
DECREASE IN CASH                                                             2,844,433             (33,131)

CASH AT BEGINNING OF PERIOD                                                    645,614             153,906
                                                                           -----------         -----------
CASH AT END OF PERIOD                                                      $ 3,490,047           $ 120,775
                                                                           -----------         -----------
                                                                           -----------         -----------
Supplemental disclosures of cash flow information
  Cash paid during the period for:
          Interest                                                         $    27,779           $   4,599
                                                                           -----------         -----------
                                                                           -----------         -----------
          Income taxes                                                     $     1,910           $  18,008
                                                                           -----------         -----------
                                                                           -----------         -----------
Supplemental disclosures of non-cash financing activities
   Conversion of subordinated promissory notes to capital                  $   600,000           $  -
   Reclassification of deferred financing costs to paid-in capital         $    75,000           $  -


                          See Notes to Financial Statements.
                                          -3-

                            ALL COMMUNICATIONS CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1997

Note 1 - Basis of Presentation

     The accompanying financial statements of All Communications Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2 (No. 333-21069) as filed with the Securities and Exchange Commission.

Note 2 -  Income (loss) per share

     Income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. In accordance with SEC rules, shares issuable upon the conversion of the 12% Subordinated Convertible Notes Payable have been included in the calculation of common and common equivalent shares outstanding for all periods presented using the treasury stock method.

Note 3 - Initial Public Offering

     In May 1997, the Company completed an initial public offering of 805,000 Units of its Common Stock and Class A Common Stock Purchase Warrants, realizing net proceeds of approximately $4,500,000 after stock offering costs.

Note 4 - 12% Convertible Subordinated Notes Payable

     Upon the effective date of the initial public offering, a total of $600,000 principal amount of convertible subordinated notes were converted into 300,000 Bridge Units. The Bridge Units consist of one share of Common Stock and one Common Stock Purchase Warrant. The Bridge Units and underlying securities may not be sold prior to two years from the effective date of the offering, during the first year, unconditionally, and during the second year, without the prior consent of the Underwriter.

                            ALL COMMUNICATIONS CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1997


Note 5 - Amended Employment Agreement

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Results of Operations

Six Months Ended June 30, 1997 ("1997 period") Compared to Six Months Ended June 30, 1996 ("1996 period")

     Net revenues. The Company's revenues consist primarily of sales of Panasonic digital telephone and voice processing systems, and Sony videoconferencing products. Operating revenues for the 1997 period totalled $3,463,762, a record level for a six-month period, representing a 101% increase over the revenues of $1,726,829 reported for the 1996 period. Sales were higher in both the telephone and video categories, with video showing the greatest gains. Sales of telephone and voice processing equipment increased in the 1997 period by 24% to $1,633,981 over comparable 1996 revenues of $1,314,489. The increase was due in part to the hiring of additional sales personnel. In addition, the Company entered into an exclusive dealership arrangement with Coldwell Banker Corporation ("CBC") in January 1996 to sell Panasonic telecommunications systems to CBC's corporate-owned offices. In December 1996, this agreement was superseded by the signing of a non-exclusive four-year Preferred Vendor Agreement with the new owner of the Coldwell Banker brand, HFS Incorporated ("HFS"), to provide Panasonic products to the HFS-owned brands, Century 21, ERA, and Coldwell Banker real estate brokerage franchise systems. Sales under these agreements accounted for 13% and 34% of net revenues for the 1997 and 1996 periods, respectively.

Sales of videoconferencing systems increased in the 1997 period by $1,445,540, or 378% to $1,827,495 as compared to $381,955 for the 1996 period and $1,039,026 for all of fiscal 1996. The Company's videoconferencing sales effort increased significantly in 1996 due to the hiring of a vice president in charge of sales and marketing for the videoconferencing division. The Company currently has videoconferencing demonstration facilities in New York City, Washington, D.C., and the Philadelphia area, as well as at its new headquarters in Hillside, New Jersey. The Company has also added nine sales personnel in the video and telephone divisions since the 1996 period.

     Cost of Revenues. Cost of revenues in the 1997 period was $2,370,587, or 68% of net revenues, as compared to $1,153,923, or 67% of net revenues in the 1996 period. Cost of revenues consists primarily of net product, installation and training costs.

     Gross margins. Gross margins increased to $1,093,175, or 32% of net revenues in the 1997 period, as compared to $572,906, or 33% of net revenues in the 1996 period. Margins are expected to fluctuate in a narrow range, depending on such factors as sales volume, the mix of product revenues, and changes in fixed costs during a given period.

     Selling. Selling expenses, which include sales salaries, commissions, sales overhead, and marketing costs, increased to $600,461, or 18% of net revenues in the 1997 period, as compared to $330,536, or 19% of net revenues in the 1996 period. The dollar increase was due in part to higher salaries and commission-based compensation resulting from additions in sales personnel in 1997 and higher videoconferencing sales. New employment agreements providing for higher sales executive compensation also commenced in 1997.

     General and administrative. General and administrative expenses increased to $424,325, or 12% of net revenues in the 1997 period, as compared to $253,334, or 15% of net revenues in the 1996 period. The dollar increase is attributable primarily to higher salaries and related costs associated with the increase in administrative staff necessary to manage expanded operations, as well as to higher occupancy costs and other administrative overhead. The percentage decrease is due to the more rapid growth rate of gross margin dollars as compared to overhead costs.

     As a result of the above, the Company reported income from operations of $68,389, or $.02 per share in the 1997 period, as compared to an operating loss of $10,964, or $.01 per share in the 1996 period.

     Other (income) expenses. This category includes a non-recurring accounting charge of $315,406 representing financing costs associated with subordinated promissory notes payable. A total of $600,000 principal amount of the notes was converted to 300,000 shares of common stock in May 1997; the balance of $150,000 was repaid.

     Income taxes. The provision for income taxes was $37,866 in the 1997 period, due to the nondeductibility of certain financing costs and operating expenses incurred primarily in the second quarter.

     Net loss. As a result of the above factors, the Company reported a net loss of $274,710, or $.07 per share in the 1997 period, compared to a net loss of $19,804, or $.01 per share in the 1996 period.

Liquidity and Capital Resources

At June 30, 1997, the Company had working capital of $5,017,000, including $3,490,000 in cash. In May 1997, the Company completed an initial public offering of 805,000 Units of its Common Stock and Class A Common Stock Purchase Warrants, realizing net proceeds of approximately $4,500,000 after stock offering costs. Funds from the offering will be used for the relocation and expansion of the Company's facilities, the hiring of new employees, the purchase of additional inventory, and other working capital needs.

Net cash used by operating activities for the 1997 period was $878,000. Increases in accounts receivable due to record revenue growth, and the net loss reported for the period more than offset noncash charges of $341,000 for depreciation and financing costs.

Investing activities for the 1997 period included purchases of $185,000 for building improvements, office furniture and equipment. In July 1997, the Company moved to its expanded office and warehouse facility in Hillside, New Jersey. The Company is occupying the facility under a five-year lease at a base rent of $64,000. The lease contains a five-year renewal option.

Cash flows from financing activities provided net cash of $3,902,000. Included in this amount are the net proceeds from the public offering. During the second quarter of 1997, the Company repaid $150,000 principal amount of subordinated promissory notes. The Company also repaid the balance of its bank term loan and outstanding borrowings under its credit line totalling $645,000.

The Company does not have any material commitments for capital expenditures. Management believes that the Company has the capital resources and liquidity necessary to meet all of its obligations for the next twelve months, based on current operating levels.

Part II

Item 1. Legal Proceedings

          Not Applicable

Item 2.  Change in Securities

          Not Applicable

Item 3.  Default Upon Senior Securities

          Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

          Not Applicable

Item 5.  Other Information

          Not Applicable

Item 6.  Exhibits and Reports on 8-K

Exhibits

Exhibit 27.    Financial Data Schedule

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ALL COMMUNICATIONS CORPORATION
                              Registrant

Date: August 11, 1997              By: /s/ Richard Reiss
                                       ------------------------------------
                                   Richard Reiss,
                                   President and Chief Executive
                                   Officer (and duly authorized to
                                   sign on behalf of the Registrant)