Form 10QSB
period 1997-09-30
ALL COMMUNICATIONS CORP/NJ
filed 1997-11-13
CIK 1031613

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

   /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

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

              225 Long Avenue, P.O. Box 794, Hillside, New Jersey 07205
                     (Address of Principal Executive Offices)



                                     973-282-2000
                   (Issuer's Telephone Number, Including Area Code)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]             No[ ]

    The number of shares outstanding of the registrant's common Stock as of November 10, 1997 was 4,910,000.

 Transitional Small Business Disclosure Format:
Yes[ ]              No [X]

                            ALL COMMUNICATIONS CORPORATION
                                        Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements *
         Balance Sheet
              September 30, 1997 and December 31, 1996                    1

         Statement of Operations
              For the Nine Months and Three Months ended
              September 30, 1997 and 1996                                 2

         Statement of Cash Flows
              For the Nine Months ended September 30, 1997 and 1996       3

         Notes to Financial Statements                                    4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        5


PART II. OTHER INFORMATION

Legal Proceedings                                                         10

Changes in Securities                                                     10

Defaults Upon Senior Securities                                           10

Submission of Matters to a Vote of Security Holders                       10

Other Information                                                         10

Exhibits and Reports on Form 8-K                                          10

Signatures                                                                11


* The Balance Sheet at December 31, 1996 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                            ALL COMMUNICATIONS CORPORATION
                                   BALANCE SHEETS
                                    (Unaudited)

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                      1997          1996
                                                 -------------  ------------
ASSETS
Current assets
   Cash.........................................  $3,242,483    $  645,614
   Accounts receivable-net......................   2,021,451       681,411
   Inventory....................................     844,723       497,353
   Deferred income taxes........................      30,431         9,119
   Other current assets.........................     126,428        11,595
                                                  -----------   -----------
   Total current assets.........................   6,265,516     1,845,092

Furniture, equipment and leasehold
  improvements-net..............................     371,089       128,984
Deferred financing costs........................       --          390,406
Deferred stock offering costs...................       --           32,500
Other assets....................................      61,278        61,410
                                                  -----------   -----------
   Total assets.................................  $6,697,883    $2,458,392
                                                  -----------   -----------
                                                  -----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Bank loan payable............................  $    --       $  447,071
   Current portion of long-term debt............       --           21,250
   Accounts payable.............................   1,094,754       505,319
   Accrued expenses.............................     300,791       108,259
   Customer deposits............................      38,275        14,943
                                                  -----------   -----------
   Total current liabilities....................   1,433,820     1,096,842

Noncurrent liabilities
   12% Convertible Subordinated Notes payable...       --          750,000
   Long-term debt, less current portion.........       --           51,354
   Deferred income taxes........................      23,737        14,798
                                                  -----------   -----------
   Total noncurrent liabilities.................      23,737       816,152
                                                  -----------   -----------
   Total liabilities............................   1,457,557     1,912,994

COMMITMENTS - See notes

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
   1,000,000 shares authorized, none issued
   or outstanding...............................       --            --
Common Stock, no par value; 100,000,000
   authorized; 4,910,000 and 3,000,000 shares
   issued and outstanding, respectively.........   5,229,740        90,000
Additional paid-in capital......................     300,070       375,000
Retained earnings (Accumulated deficit).........    (289,484)       80,398
                                                  -----------   -----------
   Total stockholders' equity...................   5,240,326       545,398
                                                  -----------   -----------
   Total liabilities and stockholders' equity...  $6,697,883    $2,458,392
                                                  -----------   -----------
                                                  -----------   -----------

                     See Notes to Financial Statments

                            ALL COMMUNICATIONS CORPORATION
                               STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                   NINE MONTHS ENDED            THREE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                    1997        1996            1997        1996
                                                 ----------   ----------     ---------   ----------
Net revenues..................................   5,334,380    2,654,999      1,870,618      928,170
Cost of revenues..............................   3,694,713    1,760,775      1,324,126      606,852
                                                 ----------   ----------     ----------   ----------
Gross margin..................................   1,639,667      894,224        546,492      321,318

Operating expenses:
   Selling....................................   1,065,030      487,636        458,006      155,299
   General and administrative.................     700,674      385,503        282,912      133,970
                                                 ----------   ----------     ----------   ----------
Total operating expenses......................   1,765,704      873,139        740,918      289,269
                                                 ----------   ----------     ----------   ----------
Income (loss) from operations.................    (126,037)      21,085       (194,426)      32,049
                                                 ----------   ----------     ----------   ----------
Other (income) expenses
   Amortization of deferred financing costs...     315,406        --             --           --
   Interest income............................     (82,854)       --           (44,902)       --
   Interest expense...........................      27,779       16,707          --           7,867
                                                 ----------   ----------     ----------   ----------
Total other (income) expenses.................     260,331       16,707        (44,902)       7,867
                                                 ----------   ----------     ----------   ----------
Income (loss) before taxes....................    (386,368)       4,378       (149,524)      24,182

Provision for income taxes....................     (16,485)       1,000        (54,342)       1,000
                                                 ----------   ----------     ----------   ----------
Net income (loss).............................    (369,883)       3,378        (95,182)      23,182
                                                 ----------   ----------     ----------   ----------
                                                 ----------   ----------     ----------   ----------
Net income (loss) per common and
   common equivalent share....................        (.09)       --              (.02)         .01
                                                 ----------   ----------     ----------   ----------
                                                 ----------   ----------     ----------   ----------
Weighted average common and common
   equivalent shares outstanding..............   4,217,464    1,910,714      4,910,000    1,910,714
                                                 ----------   ----------     ----------   ----------

                       See Notes to Financial Statements

                            ALL COMMUNICATIONS CORPORATION
                               STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                     1997           1996
                                                                 -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)............................................  $  (369,883)     $    3,378
  Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating activities:
    Depreciation and amortization..............................      368,224          21,402
    Increase (decrease) in cash attributable
    to changes in assets and liabilities
      Accounts receivable......................................   (1,340,041)       (230,651)
      Inventory................................................     (347,370)       (257,767)
      Other current assets.....................................     (114,833)        (45,563)
      Accounts payable.........................................      589,435         188,587
      Accrued expenses.........................................      192,532          94,300
      Income taxes payable.....................................        --             (4,421)
      Deferred income taxes....................................      (12,373)          --
      Customer Deposits........................................       23,332         (15,777)
                                                                 ------------      ----------
   Net cash used by operating activities.......................   (1,010,977)       (246,512)
                                                                 ------------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of furniture, equipment and leasehold improvements.     (294,923)        (47,224)
  Decrease (increase) in other assets..........................          132          (2,500)
                                                                 ------------      ----------
   Net cash used by investing activities.......................     (294,791)        (49,724)
                                                                 ------------      ----------
CASH FLOWS FROM FINANCING ACTIVITES
  Proceeds from public offering................................    5,635,070           --
  Deferred stock offering costs................................   (1,062,760)          --
  Repayment of subordinated convertible note...................     (150,000)          --
  Proceeds from bank loans.....................................      125,000         360,000
  Payments on bank loans.......................................     (644,673)        (21,440)
                                                                 ------------      ----------
   Net cash provided by financing activities...................    3,902,637         338,560
                                                                 ------------      ----------
INCREASE IN CASH...............................................    2,596,869          42,324

CASH AT BEGINNING OF PERIOD....................................      645,614         153,906
                                                                 ------------      ----------
CASH AT END OF PERIOD..........................................  $ 3,242,483       $ 196,230
                                                                 ------------      ----------

Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest...................................................  $    27,779       $  16,707
                                                                 ------------      ----------
    Income taxes...............................................  $     1,910       $  25,424
                                                                 ------------      ----------
Supplemental disclosures of non-cash financing activities
  Conversion of subordinated promissory notes to capital.......  $   600,000       $   --
                                                                 ------------      ----------
  Reclassification of deferred financing costs to
  paid-in capital..............................................  $    75,000       $   --
                                                                 ------------      ----------

                       See Notes to Financial Statements

                            ALL COMMUNICATIONS CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1997

Note 1 - Basis of Presentation

    The accompanying financial statements of All Communications Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item
    310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2 (No. 333-21069) as filed with the Securities and Exchange Commission.

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

Note 4 - 12% Convertible Subordinated Notes Payable

    Upon the effective date of the initial public offering, a total of $600,000 principal amount of the convertible subordinated notes were converted into 300,000 Bridge Units. The Bridge Units consist of one share of common Stock and one Common Stock Purchase Warrant. The Bridge Units and underlying securities may not be sold prior to two years from the effective date of the offering, during the first year, unconditionally, and during the second
    year, without the prior consent of the Underwriter.   Upon repayment of the
    notes in May 1997, the Company charged off related financing costs of $315,406.

                            ALL COMMUNICATIONS CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1997

Note 5 - Agreement with Maxbase, Inc

    In September 1997, the Company entered into an exclusive distribution agreement (the "Agreement") with Maxbase, Inc., the manufacturer of "Maxshare 2", a patented bandwidth on demand line sharing device. The Company has agreed to purchase a minimum of 10,000 units of Maxshare 2 over a two-year period, with a 2,500-unit commitment in the first year. The Agreement further grants the Company an option to purchase all the assets of Maxbase, Inc. for a cash price of $2,000,000, plus $70 for every unit under the 10,000 unit minimum that the Company has not purchased at the time it exercises the option.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company's financial statements and the notes thereto.

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements and involve known factors, risks and uncertainties that may cause the Company's actual results in future periods to differ materially from such statements. These factors, risks and uncertainties, include, but are not limited to, the Company's ability to consummate future mergers and acquisitions, the Company's ability to introduce additional product lines successfully, and the Company's ability to manage its business effectively in a rapidly changing environment.

Results of Operations

Nine Months Ended September 30, 1997 ("1997 period") Compared to Nine Months Ended September 30, 1996 ("1996 period") and Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

    Net revenues. The Company's revenues consist primarily of sales of Panasonic digital telephone and voice processing systems, and Sony videoconferencing products. Operating revenues for the 1997 period totaled $5,334,380, a record level for a nine-month period, representing a 101% increase over the revenues of $2,654,999 reported for the 1996 period. Operating revenues for the three month period ended September 30, 1997 totaled $1,870,618, representing a 102% increase over the revenues of $928,170 reported for the three month period ended September 30, 1996. Sales were higher in both the telephone and video categories, with video showing the greatest gains.

Sales of telephone and voice processing equipment increased in the 1997 period by 32% to $2,702,289 over comparable 1996 revenues of $2,047,005 and for the three months ended September 30, 1997 by 45% to $1,068,308 over comparable 1996 revenues of $732,516. The increase was due in part to increased marketing efforts, including the hiring of additional sales
personnel.   In addition, the Company entered into an exclusive dealership arrangement with Coldwell Banker Corporation ("CBC") in January 1996 to sell Panasonic telecommunications systems to CBC's corporate-owned offices. In December 1996, this agreement was superseded by the signing of a non-exclusive four-year Preferred Vendor Agreement with the new owner of the Coldwell Banker brand, HFS Incorporated ("HFS"), to provide Panasonic products to the HFS-owned brands: Century 21, ERA, and Coldwell Banker real estate brokerage franchise systems. Sales under these agreements accounted for 16% and 32% of net revenues for the 1997 and 1996 nine-month periods, and 22% and 29% for the three month periods, respectively.

Sales of videoconferencing systems increased in the 1997 period by $2,059,762 or 360% to $2,632,091 as compared to $572,329 for the 1996 period, and by $609,936 or 317% to $802,310 for the three month period ended September 30, 1997 as compared to $192,374 for the comparable 1996 three month period. The increase is due in part to an increase in the Company's sales and marketing efforts. Greater marketing efforts by Sony worldwide have helped increase the Company's U.S. sales of Sony videoconferencing products. The Company currently has videoconferencing demonstration facilities in New York City; Washington, D.C.; Wayne and Philadelphia, Pennsylvania; and Santa Clara, California, as well as at its headquarters in Hillside, New Jersey.

The Company has also added seven sales personnel in the video and telephone divisions in 1997.

    Cost of revenues. Cost of revenues in the 1997 period was $3,694,713 or 69% of net revenues, as compared to $1,760,775 or 66% of net revenues in the 1996 period. Cost of revenues for the three month period ending September 30, 1997 was $1,324,126 or 71% of net revenues, as compared to $606,852 or 65% of net revenues for the comparable 1996 three month period. Cost of revenues consists primarily of net product, installation labor, and training costs.

    Gross margins. Gross margins increased to $1,639,667, or 31% of net revenues in the 1997 period, as compared to $894,224, or 34% of net revenues in the 1996 period. Gross margins for the three month period ending September 30, 1997 increased to $546,492, or 29% of net revenues as compared to $321,318 or 35% of net revenues for the comparable 1996 three month period. Margins are expected to fluctuate in a narrow range, depending on such factors as sales volume, the mix of product revenues, and changes in fixed costs during a given period. The Company has also added three installation personnel in the video and telephone divisions in 1997.

    Selling. Selling expenses, which include sales salaries, commissions, sales overhead, and marketing costs, increased to $1,065,030, or 20% of net revenues in the 1997 period, as compared to $487,636 or 18% of net revenues in the 1996 period. During the three month period ended September 30, 1997 selling expenses increased to $458,006, or 24% or net revenues as compared to $155,299, or 17% or net revenues for the comparable 1996 period. The dollar increase was due in part to higher salaries resulting from additions in sales personnel in 1997 and higher commission-based videoconferencing sales. New employment agreements providing for increased compensation for sales executives also commenced in 1997. The Company expects selling costs to increase as it continues to expand its sales staff and invest in product marketing to build its revenue base.

    General and administrative. General and administrative expenses increased to $700,674 or 13% of net revenues in the 1997 period, as compared to $385,503 or 15% of net revenues in the 1996 period. During the three month period ended September 30, 1997, general and administrative expenses increased to $282,912 or 15% or net revenues as compared to $133,970 or 14 % of net revenues for the comparable 1996 three month period. The dollar increase is attributable primarily to higher salaries and related costs associated with the increase in administrative staff necessary to manage expanded operations, to higher occupancy costs and other administrative overhead, as well as to costs incurred as a result of being a public reporting company.

    Other (income) expenses. This category includes a non-recurring accounting charge of $315,406 representing financing costs associated with the 12% subordinated promissory notes payable. A total of $600,000 principal amount of the notes was converted to 300,000 shares of common stock in May 1997; the balance of $150,000 was repaid.

    Income Taxes. The income tax benefit of $16,485 in the 1997 period was less than the amount computed using statutory tax rates, due primarily to the nondeductibility for income tax purposes of certain financing costs incurred in the second quarter.

    Net loss. The Company reported a net loss of $369,883 or $.09 per share in the 1997 period, compared to net income of $3,378, or less than $.01 per share in the 1996 period. The net loss reported for the 1997 period includes a non-recurring accounting charge of $315,406, or $.07 per share. For the three months ended September 30, 1997 the Company reported a net loss of $95,182 or $.02 per share compared to net income of $23,182 or $.01 per share for the comparable 1996 three month period.

Liquidity and Capital Resources

At September 30, 1997, the Company had working capital of $4,832,000, including $3,242,000 in cash. In May 1997, the Company completed an initial public offering of 805,000 Units of its Common Stock and Class A Common Stock Purchase Warrants, realizing net proceeds of approximately $4,500,000 after stock offering costs. A portion of the offering proceeds was used for the relocation and expansion of the company's facilities, the hiring of new employees, the purchase of additional inventory, and other working capital needs.

Net cash used by operating activities for the 1997 period was $1,010,977 as compared to $246,512 for the 1996 period. Uses of cash in the 1997 period, including increases in accounts receivable due to record revenue growth, and higher inventory levels to maintain favorable pricing, more than offset sources of cash, including noncash charges of $368,224 for depreciation and financing costs, as well as increases in current liabilities.

Investing activities for the 1997 period included purchases of $294,923 for building improvements, office furniture and equipment. In July 1997, the Company moved to its expanded office and warehouse facility in Hillside, New Jersey. The Company is occupying the facility under a five-year lease at a base annual rent of $64,000. The lease contains a five-year renewal option.

Cash flows from financing activities provided net cash of $3,902,000. Included in this amount are the net proceeds from the public offering. During the second quarter of 1997, the Company repaid $150,000 principal amount of subordinated promissory notes. The Company also repaid the balance of its bank term loan and outstanding borrowings under its credit line totaling $645,000.

On September 10, 1997, the Company entered into an agreement (the "Agreement") with Maxbase, Inc., the manufacturer of "Maxshare 2", a patented bandwidth on demand line sharing device. Under the terms of the Agreement, the Company will act as the exclusive distributor of Maxshare 2 in the United States and such other countries where Maxbase's patent for the Maxshare 2 technology may become effective. The Company has further agreed to purchase a minimum of 10,000 units of Maxshare 2 over a two-year period, with a 2,500-unit commitment in the first year. The Agreement grants the Company an option to purchase all the assets of Maxbase for $2,000,000 in cash plus $70 for every unit under the original 10,000 unit minimum that the company has not purchased at the time it exercises the option.

The Company does not have any material commitments for capital expenditures. Management believes that the Company has the capital resources and liquidity necessary to meet all of its obligations for the next twelve months, based on current operating levels.

Part II

Item 1.   Legal Proceedings

              Not Applicable

Item 2.   Changes in Securities

              Not Applicable

Item 3.   Defaults Upon Senior Securities

              Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

              Not Applicable

Item 5.   Other Information

              Not Applicable

Item 6.   Exhibits and Reports on 8-K

          (a) Exhibits
              27   Financial Data Schedule

          (b) The registrant filed Form 8-K dated September 17, 1997 under Item 5 thereof.


Signatures

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ALL COMMUNICATIONS CORPORATION
                                       Registrant

Date: November 12, 1997                By:  /s/ Richard Reiss
                                           -------------------------------
                                       Richard Reiss,
                                       President and Chief Executive
                                       Officer

Date: November 12, 1997                By:  /s/ Scott Tansey
                                           -------------------------------
                                       Scott Tansey
                                       Vice President - Finance
                                       (principal accounting officer)

                                    Exhibit Index


         Exhibit No.         Description
         -----------         -----------
             27              Financial Data Schedule
