Form 10KSB
period 1997-12-31
ALL COMMUNICATIONS CORP/NJ
filed 1998-03-31
CIK 1031613

Items 6, 7 and 8, and certain exhibits, of this Form 10-KSB are omitted and will be filed by amendment.



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

          |X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                   For the fiscal year ended December 31, 1997

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

         For the transition period from ______________ to ______________

                         Commission file number: 1-12937

                         ALL COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

          New Jersey                                  22-3124655
  (State of incorporation)             (I.R.S. employer identification number)


                   225 Long Avenue, Hillside, New Jersey 07205
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (973) 282-2000

           Securities registered pursuant to Section 12(b) of the Act:

  Common Stock, no par value per share          Boston Stock Exchange
 Class A Common Stock Purchase Warrants          Boston Stock Exchange
          Title of each class              Name of each exchange on which registered

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No |_|

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|


State issuer's revenues for its most recent fiscal year:  $6,925,169

Aggregate market value of Common Stock held by nonaffiliates as of March 1, 1998: $2,107,031

Number of shares of Common Stock outstanding as of March 1, 1998: 4,910,000

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference to Part III of this report.

                                     PART I

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements and involve factors, risks and uncertainties that may cause the Company's actual results in future periods to differ materially from such statements. These factors, risk and uncertainties include the relatively short operating history of the Company; market acceptance and availability of new products; the non-binding and nonexclusive nature of reseller agreements with manufacturers; rapid technological change affecting products sold by the Company; the impact of competitive products and pricing, as well as competition from other resellers; possible delays in the shipment of new products; and the availability of sufficient financial resources to enable the Company to expand its operations.

ITEM 1.           BUSINESS

GENERAL

                  All Communications Corporation (the "Company") is engaged in the business of selling, installing and servicing voice, (including computer telephony integration (CTI)), and videoconferencing communications systems, and structured cabling systems, concentrating in the commercial and industrial marketplace. The Company's products and services are intended principally for use by all business and governmental entities. In connection with the sale and service of its products, the Company also markets other peripheral data and telecommunications products.

                  The Company was organized as a New Jersey corporation in 1991. The Company's headquarters are located at 225 Long Avenue, Hillside, New Jersey 07205.

RECENT DEVELOPMENTS

                  In November 1997, the Company entered into a two year nonexclusive distribution agreement, with renewal options, with Polycom, Inc. ("Polycom") for the Polycom ViewStation(R) group videoconferencing system and the Polycom ShowStation(R) IP integrated conference projector. This agreement enables the Company to market and sell a full range of Polycom manufactured videoconferencing, audioconferencing and dataconferencing products.

                  In November 1997, the Company signed a one year nonexclusive distribution agreement with Lucent Technologies,

Inc. ("Lucent") to sell, install and maintain Lucent Partner, Legend and Definity telephone systems, voice mail and CTI software as an authorized Lucent dealer. The Company also has authority to resell, install and maintain Lucent peripheral products. The distribution agreement currently covers only the State of New Jersey, however, the Company anticipates that Lucent will agree to expand the geographic coverage of the distribution agreement.

                  On March 26, 1998, the Company received a letter of commitment from an asset-based lender for a $5,000,000 working capital credit facility. Loan availability will be based on 75% of eligible accounts receivable, as defined in the letter of commitment, and 50% of eligible finished goods inventory, with a cap of $1,200,000 on inventory financing. Outstanding borrowings will bear interest at the lender's base rate plus 1% per annum, payable monthly, and will be collateralized by a lien on accounts receivable, inventories, and intangible assets. The Company will be subject to certain as yet unspecified financial covenants relating to minimum net worth, maximum leverage and minimum profitability. The commitment also provides for the payment of various fees, including a $30,000 closing fee as well as ongoing servicing and renewal fees. The credit facility will have a initial term of two years, with annual renewals thereafter subject to the lender's review. The loan closing is currently scheduled for no later than April 25, 1998, and remains subject to the lender's receipt of certain Company documents, corporate guarantees, and the satisfaction of customary closing conditions.

INDUSTRY OVERVIEW

                  VOICE COMMUNICATIONS. Advances in telecommunications technologies have facilitated the development of increasingly sophisticated telephone systems and applications. Telecommunications systems have evolved from simple analog telephones to sophisticated digital systems and applications. Users increasingly rely upon a variety of applications, including conference calling, speakerphones, voice processing and automated attendant, to improve communications within their organizations and with customers and vendors. Digital technology has facilitated the integration of computing and telecommunications technologies, which has made possible a number of new applications that further enhance productivity. Examples of CTI applications include caller I.D., where a caller's telephone number is displayed on the telephone, call accounting, which permits accounting for telephone usage and toll calls, electronic data interchange between customers and vendors and the use of automatic number identification coupled with "database look-up," where customer information is retrieved automatically from a computerized database when the customer calls.

                  Historically, CTI technologies and applications were utilized in conjunction with large telecommunications systems. However, small to medium size businesses and other organizations, as well as small to medium size facilities of larger organizations, are requiring and seeking out telecommunication systems with advanced CTI features and applications at increasingly lower price points, in order to improve efficiency and enhance competitiveness.

                  As the telecommunications needs of businesses have become more advanced, the integration of the different parts of a system has become increasingly complex. The system integration, service and support capabilities of telecommunications suppliers have become significant competitive factors. In order to meet the needs of end users, suppliers such as the Company have been increasingly required to develop close relationships with their customers.

                  VIDEOCONFERENCING. Videoconferencing communication entails the transmission of video and audio signals and computerized data between two or more locations through a digital telecommunication network. Videoconferencing communications systems were first introduced in the late 1970s in the form of specialized dedicated conference rooms outfitted with expensive electronic equipment and requiring trained operators. Signals were transmitted over dedicated transmission lines established between fixed locations. Market acceptance of early systems was limited because of the low quality of the video output, as well as the high hardware and transmission costs and limited availability of transmission facilities.

                  Technological developments in the 1980's resulted in a dramatic increase in the quality of video communications, as well as a substantial reduction in its cost. The proliferation of switched digital networks, which transmit digital, as opposed to analog signals, eliminated the requirement of dedicated transmission lines. Advances in data compression and decompression technology, and the introduction of devices for separating and distributing digital signals over several channels simultaneously and recombining them after transmission, resulted in products with substantially improved video and audio quality and further reduced hardware costs. Competition among telecommunications carriers during the past decade, together with the expanded use of fiber optic technology and the development of integrated switched digital networks ("ISDN") have further contributed to reduced transmission costs.

                  Further technological developments in the 1990's in videoconferencing systems resulted in accepted industry standards which now enables compatibility among systems made by different manufacturers. These developments have increased the quality and features available in videoconferencing systems while significantly decreasing the costs to the customer.

                  STRUCTURED CABLING SYSTEMS A cabling or wiring system is a long term infrastructure investment for voice and high speed data transmission. Computer systems requiring high speed or maximum bandwidth for connectivity options require structured wiring systems to be in place. These systems can now be certified to meet connectivity requirements for management information systems as well as have assurance of handling future modifications. The Company believes that the demand for structured wiring systems is increasing due to a growing demand for computer systems and local area networks to run at continually higher speeds.

PRODUCTS AND SERVICES

                  The Company provides turnkey integrated voice and videoconferencing solutions to its customers. The Company is a reseller of voice communications products manufactured by Lucent, the Business Telephone System Division of Panasonic Communications and Systems Company ("Panasonic") and Active Voice Corporation ("Active Voice") and videoconferencing products manufactured by Polycom and Sony Electronics Inc. ("Sony"). The Company sells, installs and maintains the full line of voice and videoconferencing products manufactured by these companies.

                  VOICE COMMUNICATIONS. The Company is a reseller of Lucent and Panasonic digital key and hybrid telephone systems, PBX telephone systems, voice processing systems and CTI solutions. Lucent and Panasonic manufacture digital key and hybrid telephone systems which contain multi-featured fully electronic digital telephones, common control units, central processing units, and associated common equipment to provide service in the approximately 200 line and under marketplace. The Company distributes Lucent manufactured PBX systems under the name Definity BCS which has a capacity expandable up to 25,000 ports. The Company also distributes a Panasonic manufactured PBX system under the name DBS 576 with a maximum capacity of 576 ports. A key telephone system provides each telephone with direct access to multiple outside trunk lines and internal communications through intercom lines. A PBX (private branch exchange) system, through a central switching system, permits the connection of internal and external lines. A hybrid switching systems provides, in a single system, both key telephone and PBX features. Key telephone equipment may be used with PBX equipment.

                  The Company sells fully integrated voice processing systems manufactured by Lucent, Panasonic and Active Voice. The systems range from 2 to 64 voice ports and up to 100 hours of message storage. The systems have automated attendant features which allow for incoming calls to be answered electronically and distributed to specific extensions without the use of a switchboard operator. The systems can be interactive with display telephone sets. System users have the ability to access stored messages from any touch-tone telephone. The systems have the capability to automatically notify a user outside the system of urgent messages. The systems have additional features which can be customized to the needs of the end user.

                  Several of Lucent and Panasonic systems support open architecture interfaces that allow external computers to interact and control the systems through industry standard interfaces. The systems support an RS-232 system level interface, an RS-232 Hayes based desktop interface and a Windows Dynamic Data Exchanges (DDE) interface. The systems have Developer Toolkits available that include the detailed interface specifications, application notes and development tools to assist third party software developers to develop vertical market CTI applications for the products. Applications include database look-up (which utilizes caller-ID information to retrieve customer information automatically from a computerized database), automated attendant, interactive voice response and call accounting (which permits the monitoring of telephone usage and toll cost). Several of the systems support Microsoft Telephone Application Programming Interface (TAPI) and Novell Telephony Services Applications Programming Interface (TSAPI). There are Windows-based interfaces available for personal computers to facilitate installation, system configuration and programming.

                  The Company also sells, installs, and maintains peripheral equipment and components manufactured by other vendors. Such equipment and components are readily available through multiple manufacturers and suppliers.

                  The Company sells, installs and services Panasonic products throughout the United States both through employees of the Company and subcontractors. The Company currently sells Lucent products through its direct sales force.

                  VIDEOCONFERENCING. The Company began selling videoconferencing products in the third quarter of 1994. The Company provides Sony and Polycom videoconferencing systems for United States customers on a global basis, with a concentration in the Northeastern United States. The Company: (i) provides its customers with systems produced by both Sony and Polycom, worldwide manufacturers of room based videoconferencing equipment, and ancillary equipment manufactured by others, (ii) selects and integrates those systems and components into complete systems designed to suit each customer's particular communications requirements and (iii) provides training and other continuing services designed to insure that its customers fully and efficiently utilize their systems.

                  The Company sells Sony's flagship videoconferencing product, the Trinicom(R) 5100 videoconferencing system ("Trinicom 5100"). Trinicom 5100 is unique in that it is the only videoconferencing room system currently available with the built-in capability to connect four locations without the use of an external bridge. The Company has installed Trinicom 5100 systems domestically and internationally for business, education, health care and government agencies. The Company has provided systems throughout the United States and North America, as well as Europe, South America, and Asia. In 1997, the Company installed approximately 100 Trinicom 5100, and its predecessor, the Trinicom 5000, systems and ancillary equipment at approximately $33,000 per system.

                  The Company recently began selling and installing Polycom's ViewStation(R) videoconferencing system. The ViewStation(R) is available in two configurations, each equipped with a voice-tracking camera and Polycom's trademark Acoustic Clarity Technology for exceptional quality audio, as well as the industry's first implementation of an embedded Web server in a videoconferencing system for remote system management and presentations.

                  STRUCTURED CABLING SYSTEMS The Company offers structured cabling systems by NORDX/CDT and Lucent. Structured cabling systems offer state of the art, high bandwidth, standards based wiring infrastructure with a long life cycle which support current technologies, and also can support higher speeds for future technologies. Structured cabling systems can be implemented for a few end users or up to thousands of end users per installation depending on the needs of the end user.

                  LINE SHARING Under an agreement with Maxbase, Inc., the Company through its wholly-owned subsidiary, Allcomm Products Corp. ("Allcomm"), is the exclusive distributor of "Maxshare 2", a patented on demand line sharing device. The Maxshare 2 product allows multiple voice or data communications simultaneously over multiple standard telephone lines. The Maxshare 2 system is a non-networking line pooling device with unrestricted bandwidth. Maxshare 2 allows up to eight telecom devices to share up to four standard telephone lines. Maxshare 2 units can be combined so that multiples of eight telecom devices can share the same four lines. Ordinarily, businesses must install dedicated, standard telephone lines for each phone, modem, fax or credit card authorization terminal. Customers save money with Maxshare 2 technology by reducing the number of required telephone lines. Based upon a national average monthly line cost, the Company expects that most customers will recover their investment in the Maxshare 2 product through cost savings in approximately 3 months.

STRATEGY

                  The Company's strategy is to increase its revenue through the expansion of sales and marketing efforts to sell the Company's core voice communications and videoconferencing products. The Company hired additional sales personnel during 1997 and expects to see increased sales in 1998 as a result thereof.

                  The Company also seeks to expand its presence in the structured cabling systems market through increased marketing efforts and plans to offer structured cabling systems to its existing voice communications and videoconferencing customers.

                  The Company is a turnkey provider of integrated voice and videoconferencing solutions to its customers. As a turnkey provider, the Company provides design, products, network implementation, installation, training and post-installation support. The Company's ability to supplement customers' existing telecommunications in-house support staff enables its customers to reduce overhead costs and positions the Company to provide additional products and services. The Company believes that customers will seek to increasingly outsource their telecommunications support needs.

                  In the fourth quarter of 1997, Allcomm began to market the Maxshare 2 product line to independent dealers as well as end users. The Company expects that Allcomm will continue to grow its dealer network in 1998.

RESELLER AGREEMENTS

                  The Company has an agreement with Panasonic authorizing the Company to serve as its nonexclusive reseller in the United States. The agreement with Panasonic expires on December 31, 1998 and is automatically renewable for successive one-year terms unless terminated by either party upon at least 30 days' prior notice, or immediately by Panasonic upon written notice to the Company if the Company is in default in the performance of its obligations under the agreement, or upon the bankruptcy or insolvency of the Company.

                  On February 21, 1997, the Company signed a non-exclusive reseller agreement with Sprint North Supply ("SNS") wherein SNS agreed to provide the Company with Sony videoconferencing equipment through January 31, 1998, which agreement has been renewed. The agreement may be terminated by SNS in the event the Company represents Sony's products in an unfavorable or unprofessional manner. In addition, SNS may terminate the agreement upon 60 days' written notice if the Company does not promote the purchase of Sony's products to the best of its abilities, or support or represent Sony products in a way deemed acceptable to SNS. The agreement may be terminated by either party upon 60 days' prior notice. In December 1997, the Company began to purchase equipment directly from Sony.

                  The Company has recently entered into reseller agreements with Lucent and Polycom. See Item 1. Business - Recent Developments.

MAJOR CUSTOMERS

                  During the fiscal years ended December 31, 1997 and 1996 one customer, Coldwell Banker(R), a real estate brokerage franchiser, a brand of Cendant Corp. (formerly HFS Incorporated) ("Cendant"), accounted for approximately 15% and approximately 26%, respectively, of the Company's total sales. In December 1996, the Company signed a non-exclusive Preferred Vendor Agreement ("Cendant Agreement") with Cendant for a term of four years expiring December 8, 2000, for the Company to provide telephone and voice processing systems to the real estate brokerage franchise systems of Century 21(R), ERA(R) and Coldwell Banker(R) (the "Franchisees"). Pursuant to the Agreement, Cendant has agreed to promote the Company and its telephone and voice processing products to the Franchisees and make available to the Company a list containing the names, business addresses and contact telephone numbers of the Franchisees. The Company will offer its products, including installation and maintenance service contracts, to the Franchisees. The sum of $50,000 was paid to Cendant in return for Cendant providing access to the Franchisees. Cendant is to receive commissions ranging from 2% to 13% of gross sales, depending on the products and services sold. The Cendant Agreement may not be terminated by either party except for a material breach in the terms of the Cendant Agreement by either party. The breaching party shall be given notice of the breach and the opportunity to cure such breach within 30 days of the date of notice (10 days in the case of a default in payment). Cendant can also terminate the Cendant Agreement in the event it receives a bona fide written offer from a supplier for the services provided by the Company under the Cendant Agreement at pricing that is at least 5% less than the pricing provided in the Cendant Agreement. Within 15 days of notice of such offer, the Company may offer Cendant the same prices and services offered by such suppliers. If the Company does not make such offer within 15 days, Cendant may terminate the Cendant Agreement upon 30 days notice to the Company.

                  The Company expects to continue to sell its telephone and voice processing systems to Cendant Franchisees pursuant to the Cendant Agreement. It is expected that sales to Cendant under the Cendant Agreement will continue to comprise a substantial portion of the Company's revenues in 1998; however, in view of the Cendant Agreement and the anticipated expansion of the Company's business, it is expected that sales to Cendant as a percentage of total sales will continue to decrease.

SALES AND MARKETING

                  The Company maintains a sales and marketing organization supported by sales, technical and training personnel versed in the specifications and features of the voice communications and videoconferencing systems sold to customers. The Company markets both voice communications and videoconferencing systems through its direct sales force. The Company provides training to its sales force to maintain the expertise necessary to effectively market and promote the systems.

                  The manufacturers the Company represents furnish the Company with sales, advertising and promotional materials, which the Company in turn furnishes to its existing customers and prospective customers in conjunction with sales promotion programs of the manufacturers. The Company maintains up to date systems for demonstration and promotion to customers and potential customers. Technical and training personnel attend sales and service training sessions offered by its manufacturers from time to time to enhance their knowledge and expertise in the sale, installation and maintenance of the systems.

                  The Company hosts seminars for the purposes of demonstrating videoconferencing systems to its prospective customers, and to provide prospective customers the opportunity to learn more about the Company's products and services.

                  During the fiscal years ended December 31, 1997 and 1996, approximately 52% and 72%, respectively, of the Company's total sales were attributable to the sale of voice communications equipment. Approximately 48% and 28%, respectively, of the Company's total sales were attributable to the sale of videoconferencing communications equipment.


CUSTOMER SERVICE AND SUPPORT

                  The Company believes that the service and support it provides to customers is an important factor in the success of its business. The technical expertise and experience of the Company's management and employees enables it to provide its customers with a single source for a variety of systems consulting and maintenance services.

                  The Company provides customers of both voice communication and videoconferencing systems with a full complement of services to ensure customer satisfaction and optimal utilization of the systems. As a preliminary component of a sale to a customer or prospective customer, the Company provides consulting services in order to assess the customer's needs and specifications and to determine the most effective method to achieve those needs. Upon delivery of the system, Company employees install and test the equipment to make sure the systems are fully functional. In situations where a customer is located at a great distance from the Company's offices, the Company, on an as-needed basis, will engage the services of an installation subcontractor located in close geographic proximity to the customer, for the installation and testing of equipment sold by the Company to the customer. The retention of an installation subcontractor located in close proximity to a customer benefits the customer through quick and cost-effective installation of the system. After the equipment is functional, the Company provides training to all levels of the customer's organization. Training includes instruction in systems operation and, with respect to videoconferencing systems, planning and administration of meetings.

                  The Company maintains a 24 hour toll-free technical support hotline that customers may call. The Company also provides onsite support and maintenance which includes the repair and/or replacement of equipment.

EMPLOYEES, CONSULTANTS AND SUBCONTRACTORS

                  As of March 1, 1998, the Company had forty-six (46) employees, as well as a network of fifty (50) consultants and installation subcontractors who are available on an as-needed basis for marketing support and to provide contract installation. Nineteen (19) of the Company's employees are engaged in marketing and sales, sixteen (16) in installation service and customer support and eleven (11) in finance and administration. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.


COMPETITION

                  The voice and videoconferencing communications industries have been characterized by pricing pressures and business consolidations. The Company competes with other manufacturers and distributors of voice communications and videoconferencing systems, many of which are larger, have greater recognition in the industry, a longer operating history and greater financial resources than the Company. The Company's competitors in the voice communications sector include Lucent, Northern Telecom, Toshiba America, Inc., Siemens Corporation and NEC Corporation. The Company also competes with other dealers of voice communication products. The Company's competitors in the videoconferencing communications sector include Picturetel Corporation, Tandberg Inc., VTEL Corporation and other dealers. Existing competitors may continue to broaden their product lines and expand their retail operations, and potential competitors may enter into or increase their focus on the voice and/or videoconferencing communications market, resulting in greater competition for the Company. In particular, management believes that as the demand for videoconferencing communications systems continues to increase, additional competitors, many of which also will have greater resources than the Company, will enter the videoconferencing market. Consequently, there can be no assurance that the Company can successfully compete with established and better capitalized companies.

                  The Company conducts comprehensive sales and product training for all its sales and marketing personnel. The Company believes that such training results in its employees having a high level of product and industry knowledge which makes the Company more attractive to end users. The Company also strives to provide prompt and efficient installation, customer training and after sales service which the Company believes results in repeat business as well as new referrals.

ITEM 2.           DESCRIPTION OF PROPERTY

                  The Company's headquarters are located at 225 Long Avenue, Hillside, New Jersey, 07205. These premises consist of 7,180 square feet of office space, and 7,400 square feet of secured warehouse facilities. The term of this lease is for a period of five years and expires on May 31, 2002. The base rental for the premises during the term of the lease is $87,040 per annum. In addition, the Company is also obligated to pay its share of the landlord's operating expenses (i.e., those costs or expenses incurred by the Landlord in connection with the ownership, operation, management, maintenance, repair and replacement of the premises, including, among other things, the cost of common area electricity, operational services and real estate taxes). The Company has an option to renew the lease for an additional term of five years, provided the Company is not in default under the terms of the lease at the time of renewal. The Hillside premises serve as the Company's headquarters and is utilized for executive, administrative and sales functions, the demonstration of the Company's voice and videoconferencing systems and the warehousing of the Company's inventory. At the present time, there is additional adjoining space in both the office and warehouse areas if the Company needs room to expand this facility.

                  The Company maintains an office at 35 Nutmeg Drive, Trumbull, Connecticut, 06611 under a written lease for a five year term. This facility is used primarily as a videoconferencing sales and demonstration office. It consists of approximately 1,820 square feet at an annual rental of $20,020. In addition the Company is required to pay its share of lessor's operating expenses and electricity.

                  The Company maintains various demonstration facilities throughout the northeast, Atlantic coast and Pacific coast area. It leases premises in Washington, D.C. at 1130 Connecticut Avenue, N.W. Suite 425, 20036. The occupancy is under an oral month to month lease for which the Company pays a monthly rental of $2,500. There are several other locations not under lease which the Company uses for demonstration purposes in exchange for permitting the lessor to use the demonstration equipment and in some cases, the Company reimburses the lessor for the use of ISDN lines. These sites are 2974 Scott Blvd., Santa Clara, CA 95054, 1301 West Copans Road, Suite F-1, Pompano Beach, Florida; The Chamber of Commerce Building, 200 South Broad Street, Suite 700, Philadelphia, Pennsylvania, 19102; 370 Park Avenue, 7th Floor, New York, New York 10152; 331 River Street, West Newton, Massachusetts, 02165; 532 Beverly Drive, Allentown, Pennsylvania, 18104; 7605 Croydon Place, Manassas, Virginia, 20109 and 47 High Street, Manchester, New Hampshire, 03104.

ITEM 3.           LEGAL PROCEEDINGS

                  The Company is a defendant in an action by Mountain Plaza Associates. Mountain Plaza Associates filed its Complaint on November 24, 1997 in New Jersey Superior Court, Law Division, Essex County seeking damages of $233,720, together with interest, costs and attorneys fees for unpaid rent under a lease between Mountain Plaza Associates, as landlord, and the Company, as tenant. The lease covered the premises located at 1450 Route 22 West, Mountainside, New Jersey 07092 which formerly served as the Company's headquarters. The Company terminated the lease and vacated the premises in June 1997 due to various problems with the premises which rendered it unfit for continued occupancy. The Company believes it has meritorious defenses to this lawsuit, and has filed an Answer and Counterclaim.

                  There are no other pending material legal proceedings against the Company or any of its properties.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


                  None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


                  The Common Stock has been listed and traded on the Boston Stock Exchange since April 28, 1997 under the symbol "CMN". The following table sets forth the high and low closing prices for a share of Common Stock for each quarter as set forth below.


                  1997                                                 High      Low
                  ----                                                 ----      ---
                  2nd quarter (from April 28, 1997)                    9        9
                  3rd quarter                                          5-1/16   4-5/8
                  4th quarter                                          4-5/8    1-27/32


                  The Common Stock is also listed and traded on the OTC Electronic Bulletin Board under the symbol "ACUC". The following table sets forth the high and low bid prices for each quarter as set forth below. Quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                  1997                                                  High             Low
                  ----                                                  ----             ---
                  2nd quarter (from April 28, 1997)                     9-1/4           5-7/8
                  3rd quarter                                          10-1/4           3-1/2
                  4th quarter                                           4-3/8             1/2


                  The Company has not paid any cash or stock dividends on the Common Stock and does not anticipate paying dividends on the Common Stock at any time in the foreseeable future.

                  As of March 1, 1998, there were 35 record holders of Common Stock. Institutions, as holders of record, may hold Common Stock as nominees (street name) on behalf of multiple beneficial owners.

                  The Company's initial public offering of its Common Stock and Common Stock Purchase Warrants commenced on April 28, 1997. All securities offered were sold. The net proceeds of the offering to the Company were $4,539,740. From the effective date of the registration statement through December 31, 1997, a reasonable estimate of the utilization of the net proceeds of the offering is as follows:

Purchase of furniture, equipment and
  leasehold improvements                   $  398,834
Repayment of indebtedness                     822,452
Marketing                                     184,847
Working capital                             1,810,069
Telephone and videoconferencing
  equipment inventory                         600,530
Leasing new corporate headquarters             78,234
Hiring additional employees                   644,774
                                           ----------

                                           $4,539,740
                                           ==========

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS.




                        Omitted. To be Filed By Amendment

ITEM 7.           FINANCIAL STATEMENTS.


                        Omitted. To be Filed By Amendment

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.



                        Omitted. To be Filed By Amendment

                                    PART III

                  The Company intends to file with the Securities and Exchange Commission, within 120 days after the end of the fiscal year covered by this report, a definitive Proxy Statement (the "Proxy Statement") for use in connection with the Company's 1998 Annual Meeting of Stockholders. In accordance with General Instruction E(3) of Form 10-KSB, the information required by Items 9, 10, 11 and 12 below is incorporated herein by reference to the Proxy Statement.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                  The information required by this Item 9 is incorporated herein by reference to the sections entitled "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 10.          EXECUTIVE COMPENSATION.

                  The information required by this Item 10 is incorporated herein by reference to the sections entitled "Executive Compensation" and "Compensation of Directors" in the Proxy Statement.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  The information required by this Item 11 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required by this Item 12 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) The following documents are filed as part of this report:

                           (1) A list of the financial statements filed as a part of this report is set forth in Item 7 and is incorporated herein by reference.

                           (2)      Exhibits:

                                    The information required by this Item
                                    13(a)(2) is set forth in the Index to
                                    Exhibits and is incorporated herein by
                                    reference. Included in the Index to Exhibits are the following management contracts, compensatory plans and arrangements:

                                    (i)     10.3 Employment Agreement, effective
                                            January 1, 1997, between the
                                            Registrant and Richard Reiss.

                                    (ii)    10.4 Amendment to the Employment
                                            Agreement in Exhibit 10.3 above,
                                            effective March 21, 1997.

                                    (iii)   10.5 Employment Agreement, effective
                                            January 1, 1997, between the
                                            Registrant and Joseph Scotti.

                                    (iv)    10.6 Employment Agreement, effective
                                            January 1, 1997, between the
                                            Registrant and Leo Flotron.

                                    (v)     10.10 Registrant's Stock Option
                                            Plan.

                               (b) No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

                                   SIGNATURES

                  In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ALL COMMUNICATIONS CORPORATION


Dated:  March 31, 1998                      By: /S/ RICHARD REISS
                                               ------------------------
                                                Richard Reiss, Chairman,
                                                Chief Executive Officer and
                                                President



                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                         TITLE                                   DATE
          ---------                         -----                                   ----

     /S/ RICHARD REISS               Chairman of the Board of Directors,         March 31, 1998
----------------------------           Chief Executive Officer and
          RICHARD REISS                President (Principal Executive
                                       Officer)


     /S/ SCOTT TANSEY               Vice President - Finance                     March 31, 1998
-----------------------------          (Principal Financial and
         SCOTT TANSEY                  Accounting Officer)



    /S/  ROBERT B. KRONER           Director                                     March 31, 1998
-----------------------------
         ROBERT B. KRONER


   /S/   ERIC FRIEDMAN              Director                                     March 31, 1998
-----------------------------
         ERIC FRIEDMAN


   /S/   PETER MALUSO               Director                                     March 31, 1998
-----------------------------
         PETER MALUSO


  /S/    ANDREA GRASSO              Director                                     March 31, 1998
-----------------------------
         ANDREA GRASSO

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
  3.1                      Certificate of Incorporation of the Registrant dated August 16, 1991, as amended. (1)

  3.2                      By-Laws, as amended. (1)

  4.1                      Form of Amended Warrant Agreement among the Registrant and American Stock Transfer &
                           Trust Company, as Warrant Agent. (1)

  4.2                      Specimen Common Stock Certificate of Registrant. (1)

  4.3                      Specimen Class A Warrant Certificate of Registrant. (1)

 10.1                      Agreement, dated December 9, 1996, between the Registrant and HFS Incorporated. (1)

 10.2                      Dealer Agreement, dated May 20, 1992, between the Registrant and Panasonic
                           Communications & Systems Company. (1)

 10.3                      Employment Agreement, effective January 1, 1997, between the Registrant and Richard
                           Reiss. (1)

 10.4                      Amendment to the Employment Agreement in Exhibit 10.3 above, effective March 21, 1997.
                           (1)

 10.5                      Employment Agreement, effective January 1, 1997, between the Registrant and Joseph
                           Scotti. (1)

 10.6                      Employment Agreement, effective January 1, 1997, between the Registrant and Leo
                           Flotron. (1)

 10.7                      Lease Agreement for premises located at 1450 Route 22, Mountainside, New Jersey, dated April 13, 1995, between the Registrant and Mountain Plaza Associates. (1)

 10.8                      First Amendment to Lease Agreement for premises located at 1450 Route 22, Mountainside, New Jersey, dated June 27, 1996, between the Registrant and Mountain Plaza Associates. (1)

 10.9                      Sublease Agreement for premises located at 1130 Connecticut Avenue, N.W., Washington D.C., dated July
                           1, 1996, between the Registrant and Charles L. Fishman, P.C. (1)

 10.10                     Registrant's Stock Option Plan. (1)

 10.11                     Agreement, dated February 21, 1997, between the Registrant and Sprint North Supply. (1)

 10.12                     Dealer Sales Agreement, dated March 10, 1997, between the Registrant and Sprint North
                           Supply.  (1)

 10.13                     Lease Agreement for premises located at 225 Long Avenue, Hillside, New Jersey, dated March 20, 1997, between the Registrant and Vitamin Realty Associates, L.L.C. (1)

 10.14                     Agreement, dated September 10, 1997, between the Company and Maxbase, Inc.
                           (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed
                           September 18, 1997, Commission File No. 1-12937).

*10.15                     Reseller Agreement, dated November 21, 1997, between Polycom, Inc. and the Registrant.

*10.16                     Dealer Agreement, dated November 26, 1997, between Lucent Technologies, Inc. and the
                           Registrant.

 11.1                      Computation of Income Per Share. (2)

 16.1                      Letter on Change in Certifying Accountant. (2)

*21.1                      Subsidiaries of the Registrant.

 23.1                      Consent of the Company's Independent Auditors.  (2)

 27.1                      Financial Data Schedule. (2)

----------

*Filed herewith

(1) Previously filed with Registrant's Registration Statement on Form SB-2, Registration No. 333-21069.


(2)  To be Filed by Amendment.