Form 10KSB/A
period 1997-12-31
ALL COMMUNICATIONS CORP/NJ
filed 1998-04-07
CIK 1031613

The following Items were the subject of a Form 12b-25 and are included herein:
Items 6,7 and 8 and certain exhibits.



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
                                 (Amendment No. 1)


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Company's financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements and involve factors, risks and uncertainties that may cause the Company's actual results in future periods to differ materially from such statements. These factors, risks and uncertainties include the relatively short operating history of the Company; market acceptance and availability of new products; the non-binding and nonexclusive nature of reseller agreements with manufacturers; rapid technological change affecting products sold by the Company; the impact of competitive products and pricing, as well as competition from other resellers; possible delays in the shipment of new products; and the availability of sufficient financial resources to enable the Company to expand its operations.

Overview

Since 1995, the Company's revenues have consisted primarily of sales of Panasonic digital telephone and voice processing systems, and Sony videoconferencing products. The Panasonic systems are most suited for small to medium-sized businesses, particularly professional offices. The Company's videoconferencing revenues through fiscal 1997 have been derived principally from the sale of the Sony Trinicom 5100 system and its predecessor, the 5000 model, which are targeted to the large commercial and institutional user.

During fiscal 1997, the Company entered into additional reseller agreements in order to broaden its selection of voice communication and videoconferencing products. In November 1997, the Company signed a reseller agreement with Lucent to distribute Lucent telecommunications systems and software packages. Lucent products are generally high capacity systems designed for the larger business and institutional customer. The Company also entered into an agreement with Polycom to distribute Polycom's line of audio, data and videoconferencing products. A number of Polycom's products are recent introductions, including the ViewStation(R), which offers state-of-the-art videoconferencing technology at competitive price points. Delays in the availability of the ViewStation(R) or any other significant new product could adversely affect the Company's revenues and profitability in 1998. The Company will attempt to mitigate that possibility by maintaining sufficient inventory to meet anticipated customer demand. Sales of Polycom products commenced in 1998.

In 1997, the Company also established a structured cable division to provide infrastructure cable systems within facilities for voice and high-speed data transmission. This division will offer structured cabling systems manufactured by NORDX/CDT and Lucent. Management believes that these products complement other products and services that the Company offers, which may present cross-marketing opportunities among both existing and new customers.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 ("FISCAL 1997") COMPARED TO YEAR ENDED DECEMBER 31, 1996 ("FISCAL 1996")

         NET REVENUES. Operating revenues for fiscal 1997 totaled $6,925,000, a record level for a twelve-month period, representing a 78% increase over the revenues of $3,885,000 reported for fiscal 1996. Sales were higher in both the voice communications and videoconferencing categories, with videoconferencing showing the greatest gains.

Sales of voice communications products and services increased in fiscal 1997 by $806,000 or 29% to $3,613,000 over comparable fiscal 1996 revenues of $2,807,000. The increase was due in part to increased marketing efforts, including the hiring of additional sales personnel. In addition, the Company entered into an exclusive dealership arrangement with Coldwell Banker Corporation ("CBC") in January 1996 to sell Panasonic telecommunications systems to CBC's corporate-owned offices. In December 1996, this agreement was superseded by the signing of a non-exclusive four-year Preferred Vendor Agreement with HFS, the new owner of the Coldwell Banker Brand, to provide Panasonic products to the HFS-owned brands: Century 21, ERA, and Coldwell Banker real estate brokerage franchise systems. In December 1997, HFS merged into a new entity, Cendant Corporation ("Cendant") and assigned the Preferred Vendor Agreement to Cendant. Sales under these agreements, which include revenues from corporate-owned offices as well as independently owned franchises, accounted for 15% and 26% of net revenues for fiscal 1997 and 1996.

Sales of videoconferencing systems increased in fiscal 1997 by $2,237,000 or 215% to $3,276,000 as compared to $1,039,000 for fiscal 1996. The increase is due in part to an expansion of the Company's sales organization dedicated to videoconferencing product sales. Greater marketing efforts by Sony worldwide also helped to increase the Company's U. S. sales of Sony products. The Company currently has videoconferencing demonstration facilities in New York City; Washington, DC; West Newton, MA; Trumbull, Connecticut; Allentown and Philadelphia, Pennsylvania; Pompano Beach, FL; Manassa, VA; Manchester, NH; and Santa Clara, California, as well as at its headquarters in Hillside, New Jersey.

The Company also began to generate revenues from its MaxShare 2 distributorship and the structured cable division in the fourth quarter, although such revenues were not material in 1997.

         COST OF REVENUES. Cost of revenues in fiscal 1997 was $4,897,000 or 71% of net revenues, as compared to $2,501,000 or 65% of net revenues in fiscal 1996. Cost of revenues consists primarily of net product, installation labor, and training costs. The 6% increase in 1997 cost of revenues over 1996 is attributable to a combination of certain higher margin videoconferencing sales in 1996, and increases in labor costs, insurance, and depreciation in 1997.

         GROSS MARGINS. Gross margin dollars increased to $2,028,000, or 29% of net revenues in fiscal 1997, as compared to $1,384,000, or 36% of net revenues in fiscal 1996. Margins as a percentage of total revenue are expected to fluctuate, depending on such factors as sales volume, the mix of product revenues, and changes in fixed costs during a given period.

         SELLING. Selling expenses, which include sales salaries, commissions, sales overhead, and marketing costs, increased to $1,812,000, or 26% of net revenues in fiscal 1997, as compared to $665,000 or 17% of net revenues in fiscal 1996. The dollar increase was due in part to higher salaries resulting from additions to sales personnel in 1997 and higher commission-based videoconferencing sales. New employment agreements providing for increased compensation for sales executives also commenced in 1997. The Company expects selling costs to increase as it continues to expand its sales staff and invest in product marketing to build its revenue base. The Company added a total of ten sales personnel in the video and telephone divisions in 1997.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $936,000 or 14% of net revenues in fiscal 1997, as compared to $600,000 or 15% of net revenues in fiscal 1996. The dollar increase is attributable primarily to higher salaries and related costs associated with the increase in administrative staff necessary to manage expanded operations, to higher occupancy costs and other administrative overhead, as well as to higher professional fees relating to the Company's new reporting responsibilities as a public company.

         OTHER (INCOME) EXPENSES. This category includes a non-recurring accounting charge of $315,000, which represents financing costs relating to the Bridge Note financing (See Notes to the Consolidated Financial Statements). The Company also reported interest income of $118,000 in 1997, most of it generated from the investment of proceeds from the initial public offering (IPO), which was completed in May 1997. The Company does not expect investment earnings to be material in 1998 due to the use of cash reserves for operations.

         INCOME TAXES. The income tax provision in 1997 includes refundable taxes of $47,000 from the carryback of the current year's federal net operating loss. The Company has established a valuation allowance to offset additional tax benefits from the carryforward of unused federal operating loss carryforwards of $222,000 and other deferred tax assets, due to the uncertainty of their realization. Management evaluates the recoverability of deferred tax assets and the valuation allowance on a quarterly basis. At such time it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced.

         NET LOSS. The Company reported a net loss in 1997 of $892,000, or $.21 per share as compared with net income of $52,000, or $.03 per share in 1996. Revenue growth and profitability in the future will depend on continued investment in the Company's sales and marketing infrastructure, particularly its direct sales force, demonstration facilities, and customer support. The Company introduced several new products and services in 1997, all of which require skilled sales representatives as well as marketing lead time before sales are booked. Consequently, the rate of growth in selling expenses is expected to run ahead of revenue growth at least for the first two quarters of 1998. Revenue growth will also depend on customer acceptance of new products offered by the Company, including ViewStation(R)and the MaxShare 2 line-sharing device. The Company may seek a distribution partner for MaxShare 2, which is currently sold through an in-house sales force primarily to independent dealers. In some instances, the Company may also be obligated to reduce gross margins on certain products in response to competitive pressures, or in order to expand into new markets. These uncertainties, as well as such factors as the Company's limited operating history and limited resources, make the prediction of future operating results difficult if not impossible. However, the Company does expect to report an operating loss for the first quarter of 1998.

Liquidity and Capital Resources

At December 31, 1997, the Company had working capital of $4,265,000, including $2,175,000 in cash. In May 1997, the Company completed its IPO, which consisted of the sale of 805,000 Units of its Common Stock and Class A Common Stock Purchase Warrants, and realized net proceeds of approximately $4,540,000 after offering costs. To date, the Company has used the offering proceeds for the relocation and expansion of its facilities, the hiring of new employees, the purchase of new computer systems and other fixed assets, the purchase of additional inventory, and other working capital needs.

Net cash used by operating activities in 1997 was $2,004,000. During the year, accounts receivable levels rose by $1,360,000 due to record revenue growth. The Company also increased inventory levels by $601,000 in order to maintain favorable pricing on certain products. Management expects inventory levels to increase in 1998 once stocking orders for Polycom and Lucent products are filled. The Company also advanced $127,000 to MaxBase, Inc. ("MaxBase"), the manufacturer of MaxShare 2, for the production of the Company's orders. (See below for a more detailed discussion of the Company's agreement with MaxBase.) These increases more than offset a $620,000 increase in accounts payable and accrued expenses, as well as non-cash charges of $421,000, which includes $315,000 of Bridge Note financing costs.

Investing activities for 1997 included purchases of $399,000 for building improvements, office furniture, and equipment. In July 1997, the Company moved to its expanded office and warehouse facility in Hillside, New Jersey. The Company is occupying the facility under a five-year lease at a base annual rent of $87,000. The lease provides for a five-year renewal option. Also in 1997, the Company entered into a five-year lease for a sales office in Connecticut. Base rent under this lease is $20,000 per year. Other facilities are occupied on a month-to-month basis either for a monthly rental fee or in exchange for providing occasional use of the Company's on-site demonstration equipment.

Cash flows from financing activities provided net cash of $3,903,000. Included in this amount are the net proceeds from the public offering. During the second quarter of 1997, the Company repaid $645,000 in outstanding borrowings to its bank and terminated its $685,000 working capital and term loan credit facility. In December 1996, the Company issued $750,000 principal amount of 12% Convertible Subordinated Notes (the "Bridge Notes"). The Notes carried interest at 12% per annum and were payable with accrued interest, to the extent not converted, upon completion of the Company's IPO. A total of $600,000 of Bridge Note principal was converted into 300,000 shares of Common Stock and 300,000 in Common Stock Purchase Warrants. In May 1997, the Company repaid the $150,000 balance of Bridge Note principal that was not converted.

In September 1997, the Company entered into an exclusive distribution agreement with MaxBase for the MaxShare 2 product. The Maxshare 2 distributorship is operated by AllComm Products Corp., a wholly-owned subsidiary of the Company formed in 1997. The Company has agreed to purchase a minimum of 10,000 units of MaxShare 2 over a two-year period, with a 2,500 unit commitment by the end of the first contract year. The agreement further grants the Company a two-year option to purchase all of the assets of MaxBase, excluding cash, for a cash price of $2,000,000, plus $70 for every unit not purchased under the initial 10,000 unit minimum. As of December 31, 1997, the Company was obligated to purchase 9,760 additional units at a maximum aggregate cost of $2,050,000, or $210 per unit. Under terms of the agreement, the Company is entitled to share in the production cost savings realized from its purchase commitment. Based on current production costs, the Company's minimum purchase requirements are expected to be approximately $463,000 and $1,537,000 in fiscal 1998 and 1999, respectively. There can be no assurance that the Company will have sufficient resources to fulfill its purchase commitment, or that it will be successful in marketing the MaxShare 2 unit, which has only recently been introduced to the commercial marketplace.

On March 26, 1998, the Company received a letter of commitment from an asset-based lender for a $5,000,000 working capital credit facility. Loan availability will be based on 75% of eligible accounts receivable, as defined, and 50% of eligible finished goods inventory, with a cap of $1,200,000 on inventory financing. Outstanding borrowings will bear interest at the lender's base rate plus 1% per annum, payable monthly, and will be collateralized by a lien on accounts receivable, inventories, and intangible assets. The Company will be subject to certain as yet unspecified financial covenants relating to minimum net worth, maximum leverage and minimum profitability. The commitment also provides for the payment of various closing costs and fees, including a $30,000 closing fee as well as ongoing servicing and renewal fees. The credit facility will have a initial term of two years, with annual renewals thereafter subject to the lender's review. The loan closing is currently scheduled for no later than April 25, 1998, and remains subject to the satisfaction of customary closing conditions. The Company anticipates that this credit facility will be used to satisfy the Company's cash requirements resulting from the expected growth in its accounts receivable and product inventories.

The Company does not presently have any material commitments for capital expenditures.

Inflation

Management does not believe inflation had a material adverse effect on the financial statements for the periods presented.

Year 2000

Management has initiated a company-wide program to prepare the Company's computer systems and applications for the year 2000, as well as identify critical third parties which the Company relies upon to operate its business to assess their readiness for the year 2000. The Company expects to incur internal payroll costs as well as consulting costs and other expenses that it deems necessary to prepare the Company's systems for the year 2000. Management cannot presently estimate the cost of this program; however, such costs are not currently expected to be material to the Company's operations or financial condition. There can be no assurance that the systems of other companies which the Company's systems rely upon will be timely converted, or that such failure to convert by another company would not have a material adverse effect on the Company's systems and results of operations.

Effect of Recently Issued Accounting Pronouncements

In June 1997, SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," were issued. SFAS 130 addresses standards for reporting and display of comprehensive income and its components, and SFAS 131 requires disclosure of reportable operating segments. In February 1998, SFAS 132, "Employers' Disclosures About Pensions and Other Post-retirement Plans" was issued. SFAS 132 standardizes pension disclosures. These statements are effective in 1998. The Company will be reviewing these pronouncements to determine their applicability to the Company, if any.

ITEM 7.   FINANCIAL STATEMENTS

    The following financial statements are filed in this Item 7:

          Reports of Independent Accountants

          Consolidated Balance Sheets at December 31, 1997 and 1996

          Consolidated Statements of Operations for each of the two years in the period ended December 31, 1997

          Consolidated Statements of Stockholders' Equity for each of the two years in the period ended December 31, 1997

          Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 1997

          Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Stockholders of All Communications Corporation


We have audited the accompanying consolidated balance sheet of All Communications Corporation as of December 31, 1997, and the related consolidated statements of income, cash flows, and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Om our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of All Communications Corporation as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


BDO Seidman, LLP

Woodbridge, New Jersey
March 12, 1998

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Stockholders of All Communications Corporation


                 We have audited the accompanying balance sheet of All Communications Corporation as of December 31, 1996, and the related statements of income, cash flows, and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

                 We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                 In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of All Communications Corporation as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                                           Schneider Ehrlich & Wengrover LLP

Woodbury, New York
January 21, 1997

                            FINANCIAL STATEMENTS.

                         ALL COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS


==================================================================================================================
December 31,                                                                             1997            1996
------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
      Cash and cash equivalents (Note 2)                                               $2,175,226     $  645,614
      Accounts receivable (net of allowance for doubtful accounts of
         $60,500 in 1997 and $25,000 in 1996)                                           2,041,350        681,411
      Inventory (Note 2)                                                                1,097,883        497,353
      Deferred income taxes (Notes 2 and 9)                                                     -          9,119
      Advances to Maxbase, Inc. (Notes 1 and 3)                                           127,080              -
      Other current assets                                                                 96,218         11,595
------------------------------------------------------------------------------------------------------------------
                   TOTAL CURRENT ASSETS                                                 5,537,757      1,845,092

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS-NET (NOTES 2 AND 4)                       438,490        128,984

DEFERRED FINANCING COSTS (NOTE 2)                                                               -        390,406
DEFERRED STOCK OFFERING COSTS (NOTE 2)                                                          -         32,500
OTHER ASSETS                                                                               31,359         61,410
------------------------------------------------------------------------------------------------------------------
                   TOTAL ASSETS                                                        $6,007,606     $2,458,392
==================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
      Bank loan payable (Note 6)                                                       $        -     $  447,071
      Current portion of long-term debt (Note 6)                                                -         21,250
      Accounts payable                                                                    909,785        505,319
      Accrued expenses (Note 5)                                                           323,892        108,259
      Income taxes payable (Notes 2 and 9)                                                  2,453
      Customer deposits                                                                    37,052         14,943
------------------------------------------------------------------------------------------------------------------
                   TOTAL CURRENT LIABILITIES                                            1,273,182      1,096,842

12% CONVERTIBLE SUBORDINATED NOTES PAYABLE (NOTE 6)                                             -        750,000
LONG-TERM DEBT, LESS CURRENT PORTION (NOTE 6)                                                   -         51,354
DEFERRED INCOME TAXES (NOTES 2 AND 9)                                                           -         14,798
------------------------------------------------------------------------------------------------------------------
                   TOTAL LIABILITIES                                                    1,273,182      1,912,994
------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 1, 3, AND 10)

STOCKHOLDERS' EQUITY (NOTES 7 AND 8)
Preferred stock, $.01 par value;
   1,000,000 shares authorized, none issued or outstanding                                      -              -
Common Stock, no par value; 100,000,000 authorized;
   4,910,000 and 3,000,000 shares issued and outstanding, respectively                  5,229,740         90,000
Additional paid-in capital                                                                316,611        375,000
Retained earnings (accumulated deficit)                                                  (811,927)        80,398
------------------------------------------------------------------------------------------------------------------
                   Total stockholders' equity                                           4,734,424        545,398
------------------------------------------------------------------------------------------------------------------
                   Total liabilities and stockholders' equity                          $6,007,606     $2,458,392
==================================================================================================================

                     See accompanying notes to consolidated financial statements

                         ALL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


================================================================================================================
Years ended December 31,                                                               1997           1996
----------------------------------------------------------------------------------------------------------------
NET REVENUES (NOTE 2)                                                               $6,925,169     $3,884,700
COST OF REVENUES                                                                     4,897,176      2,501,073
----------------------------------------------------------------------------------------------------------------
         GROSS MARGIN                                                                2,027,993      1,383,627

OPERATING EXPENSES:
    Selling                                                                          1,811,924        664,786
    General and administrative                                                         935,967        599,606
----------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                                                    2,747,891      1,264,392
----------------------------------------------------------------------------------------------------------------
         OPERATING INCOME (LOSS)                                                      (719,898)       119,235
----------------------------------------------------------------------------------------------------------------
OTHER (INCOME) EXPENSES
    Amortization of deferred financing costs                                           315,406              -
    Interest income                                                                   (118,354)             -
    Interest expense                                                                    27,779         29,026
----------------------------------------------------------------------------------------------------------------
         TOTAL OTHER (INCOME) EXPENSES                                                 224,831         29,026
----------------------------------------------------------------------------------------------------------------
         INCOME (LOSS) BEFORE TAXES                                                   (944,729)        90,209

TOTAL INCOME TAXES (BENEFIT) (NOTE 9)                                                  (52,404)        38,606
----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                   $ (892,325)    $   51,603
================================================================================================================
Net income (loss) per common and common equivalent share:
               Basic                                                                $     (.21)    $      .03
================================================================================================================
               Diluted                                                              $     (.21)    $      .03
================================================================================================================

          See accompanying notes to consolidated financial statements

                         ALL COMMUNICATIONS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

============================================================================================================================
                                                                                  ADDITIONAL
                                                          COMMON STOCK             PAID-IN        RETAINED
                                                     SHARES          AMOUNT        CAPITAL        EARNINGS         TOTAL
----------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1996                             1,750,000     $   52,500      $      -      $  28,795      $   81,295

Exercise of common stock options                     1,250,000         37,500             -              -          37,500

Value imputed to conversion feature of the
     12% Convertible subordinated notes                      -              -       375,000              -         375,000

Net income                                                   -              -             -         51,603          51,603

----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                           3,000,000         90,000       375,000         80,398         545,398

Issuance of common stock through
     Initial Public Offering                         1,610,000      4,539,740             -              -       4,539,740

Conversion of subordinated notes                       300,000        600,000             -              -         600,000

Cancellation of certain conversion rights                    -              -       (75,000)             -         (75,000)

Issuance of underwriter option                               -              -            70              -              70

Issuance of  stock options                                   -              -        16,541              -          16,541

Net loss                                                     -              -             -       (892,325)       (892,325)

----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                           4,910,000     $5,229,740      $316,611      $(811,927)     $4,734,424
============================================================================================================================


          See accompanying notes to consolidated financial statements

                         ALL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

=========================================================================================================================
Years ended December 31,                                                                        1997            1996
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME (LOSS)                                                                       $  (892,325)    $   51,603
     Adjustments to reconcile net income (loss)
     to net cash provided (used) by operating activities:
        Amortization of deferred financing costs                                                 315,406
        Depreciation                                                                              82,752         30,120
        Loss on disposal of equipment                                                              6,575              -
        Non cash compensation                                                                     16,541              -
        Changes in assets and liabilities
           Accounts receivable                                                                (1,359,939)      (334,909)
           Inventory                                                                            (600,530)      (352,306)
           Advances to Maxbase, Inc.                                                            (127,080)             -
           Other current assets                                                                  (84,623)        (3,078)
           Accounts payable                                                                      404,465        140,899
           Accrued expenses                                                                      215,633         26,822
           Income taxes payable                                                                    2,453         (4,421)
           Deferred income taxes                                                                  (5,679)       (14,933)
           Customer deposits                                                                      22,109         (1,084)
------------------------------------------------------------------------------------------------------------------------
                   NET CASH USED BY OPERATING ACTIVITIES                                      (2,004,242)      (461,287)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of furniture, equipment and leasehold improvements                               (398,834)       (67,346)
     Decrease (increase) in other assets                                                          30,051        (52,500)
------------------------------------------------------------------------------------------------------------------------
                   NET CASH USED BY INVESTING ACTIVITIES                                        (368,783)      (119,846)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                    5,635,070         37,500
     Stock offering costs                                                                     (1,062,760)       (32,500)
     Deferred financing costs                                                                          -        (15,406)
     Repayment of convertible subordinated note                                                 (150,000)             -
     Proceeds from long-term debt                                                                      -         85,000
     Payments on long-term debt                                                                        -        (98,824)
     Proceeds from bank loans                                                                    125,000        477,071
     Payments on bank loans                                                                     (644,673)      (130,000)
     Proceeds from stockholder loan payable                                                            -         55,000
     Repayment of stockholder loan payable                                                             -        (55,000)
     Proceeds for issuance of convertible subordinated notes                                           -        750,000
------------------------------------------------------------------------------------------------------------------------
                   NET CASH PROVIDED BY FINANCING ACTIVITIES                                   3,902,637      1,072,841
------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      1,529,612        491,708
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   645,614        153,906
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $ 2,175,226     $  645,614
========================================================================================================================
Supplemental disclosures of cash flow information
     Cash paid during the period for:
        Interest                                                                             $    27,779     $   29,026
========================================================================================================================
        Income taxes                                                                         $     1,910     $   60,807
========================================================================================================================
Supplemental disclosures of non-cash financing activities
     Conversion of subordinated promissory notes to capital                                  $   600,000     $        -
=========================================================================================================================


          See accompanying notes to consolidated financial statements

                         ALL COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS

         All Communications Corporation (the "Company") is engaged in the business of selling, installing and servicing voice, dataconferencing and videoconferencing communications systems to commercial and institutional customers located principally within the United States. The Company is headquartered in Hillside, New Jersey.

         Most of the products sold by the Company are purchased under non-exclusive dealer agreements with various manufacturers, including Panasonic Communications & Systems Company ("Panasonic") and Lucent Technologies, Inc. for digital business telephone systems and related products, and with Polycom, Inc. for dataconferencing and video-conferencing equipment. The agreements typically specify, among other things, sales territories, payment terms, purchase quotas and reseller prices. All of the agreements provide for early termination on short notice with or without cause. The termination of any of the Company's dealer agreements, or their renewal on less favorable terms than currently in effect, could have a material adverse impact on the Company's business. The Company also purchases video conferencing and distance learning products from SONY Electronics, Inc. under an informal reseller arrangement.

         In September 1997, the Company entered into an exclusive distribution agreement (the "Agreement") with Maxbase, Inc., the manufacturer of "MaxShare 2", a patented bandwidth- on-demand line sharing device. The Company has agreed to purchase a minimum of 10,000 units of MaxShare 2 over a two-year period, with a 2,500 unit commitment by the end of the first contract year. The Agreement further grants the Company a two-year option to purchase all of the assets of Maxbase, Inc., excluding cash, for a cash price of $2,000,000, plus $70 for every unit not purchased under the initial 10,000 unit minimum. The MaxShare 2 distributorship is operated by AllComm Products Corp. ("APC"), a wholly-owned subsidiary of the Company formed in 1997. There can be no assurance that the Company will have sufficient resources to fulfill its purchase commitment, or that it will be successful in marketing the MaxShare 2 unit, which has only recently been introduced to the commercial marketplace.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation

         The consolidated financial statements include the accounts of the Company and APC. All material intercompany balances and transactions have been eliminated in consolidation.

                         ALL COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Inventory

         Inventory is valued at the lower of cost (determined on a first in, first out basis), or market.

         Use of Estimates

         Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the provision for doubtful accounts receivable, warranty reserves, and the valuation allowance for deferred tax assets. Actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

         Revenue recognition

         Product revenues are recognized at the time a product is shipped or, if services such as installation and training are required to be performed, at the time such services are provided, with reserves established for the estimated future costs of parts-and-service warranties. Customer prepayments are deferred until product systems are shipped and the Company has no significant further obligations to the customer. Revenues from services not covered by product warranties are recognized at the time the services are rendered.

         Income (loss) per share

         Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net income (loss) per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (4,200,888 and 1,750,000 shares in 1997 and 1996, respectively).

         Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options and warrants using the treasury stock method. Common stock options and warrants issued in 1997 have not been included in the 1997 loss per share computation because their inclusion would be anti-dilutive. Net shares issuable upon the conversion of the

                         ALL COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         12% Subordinated Convertible Promissory Notes (160,714 in 1996) have been included in the calculation of diluted income per share for 1996 using the treasury stock method. Earnings per share data for 1996 have been restated to conform with the provisions of SFAS No. 128. The impact of the change was immaterial.

         Cash and cash equivalents

         The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents in the amount of $2,311,000 at December 31, 1997 consist of money market mutual funds.

         Concentration of Credit Risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company deposits its cash balances in commercial bank accounts and money market funds. Commercial bank balances may from time to time exceed federal insurance limits; money market funds are uninsured.

         The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. Revenues generated from the Cendant and Coldwell Banker agreements (see Note 11) accounted for 15% and 26% of total revenues for the years ended December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, receivables from those sales represented approximately 15% and 25% of net accounts receivable, respectively.

         Depreciation and Amortization

         Furniture, equipment and leasehold improvements are stated at cost. Furniture and equipment are depreciated over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the shorter of either the asset's useful life or the related lease term. Depreciation is computed on the straight-line method for financial reporting purposes and on the modified accelerated cost recovery system (MACRS) for income tax purposes.

         Income Taxes

         The Company uses the liability method to determine its income tax expense as required under Statement of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are computed based on differences between financial reporting and tax bases of assets and

                         ALL COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future.

         Deferred stock offering costs

         Costs incurred in connection with the Company's public offering of common stock and warrants were charged to capital upon completion of the offering in May 1997.

         Long-lived assets

         In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company records impairment losses on long-lived assets used in operations, including goodwill and intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

         Stock options

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-based Compensation". SFAS No. 123 requires that the Company either recognize in its financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, using the fair value method, or make pro forma disclosures of such costs in a footnote to the financial statements. The Company has elected to continue to use the intrinsic value-based method of APB Opinion No. 25, as allowed under SFAS No. 123, to account for its employee stock-based compensation plans, and to include the required pro forma disclosures based on fair value accounting. The adoption of SFAS No. 123 has not had a material effect on the Company's financial position or results of operations.

                         ALL COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Recently Issued Accounting Pronouncements

         In June 1997, SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," were issued. SFAS 130 addresses standards for reporting and display of comprehensive income and its components, and SFAS 131 requires disclosure of reportable operating segments. In February 1998, SFAS 132, "Employers' Disclosures About Pensions and Other Post-retirement Plans" was issued. SFAS 132 standardizes pension disclosures. These statements are effective in 1998. The Company will be reviewing these pronouncements to determine their applicability to the Company, if any.

NOTE 3 - ADVANCES TO MAXBASE, INC.

         This amount represents advances against purchase orders for MaxShare 2 units. Purchases of MaxShare 2 product in 1997 totaled $50,400. As of December 31, 1997, the Company is obligated to purchase 9,760 additional units at a maximum aggregate cost of $2,049,600, or $210 per unit. Under terms of the Agreement, the Company is entitled to share in the production cost savings realized from its purchase commitment. Based on current production costs, the Company's minimum purchase requirements are expected to be approximately $463,000 and $1,537,000 in fiscal 1998 and 1999, respectively. (See also Note 1).

NOTE 4 - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Furniture, equipment and leasehold improvements consist of the following:

                                                                            December 31,           December 31,
                                                                               1997                     1996
                                                                               ----                     ----
                 Leasehold improvements                                      $ 69,216                $  9,768
                 Office furniture                                              96,196                  13,187
                 Computer equipment and software                               86,310                  25,024
                 Demonstration equipment                                      161,864                  41,136
                 Vehicles                                                     140,991                  76,824
                                                                             --------                --------
                                                                              554,577                 165,939
                 Less:  Accumulated depreciation                              116,087                  36,955
                                                                             --------                --------
                                                                             $438,490                $128,984
                                                                             ========                ========

         Depreciation expense was $82,752 and $30,120 for the years ended December 31, 1997 and 1996, respectively.

NOTE 5 - ACCRUED EXPENSES

                         ALL COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Accrued expenses consist of the following:

                                                                                Years ended December 31,
                                                                               1997                    1996
                                                                               ----                    ----
                 Sales taxes payable                                         $ 35,217                $ 35,909
                 Accrued warranty costs                                        67,749                  25,000
                 Other                                                        220,926                  47,350
                                                                              -------                 -------
                                                                             $323,892                $108,259
                                                                              =======                 =======

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

         Term loans and lines of credit

         In May 1996, the Company entered into a new credit facility with a bank for a $600,000 working capital line of credit and an $85,000 term loan, and repaid outstanding borrowings with its previous lender. Advances under the line of credit provided for interest at the rate 1% above the bank's "Alternate Base Rate" ("ABR") (9.25% at December 31, 1996). The term loan provided for monthly principal payments of $1,771 plus interest at the bank's ABR plus 1.25% (9.5% at December 31, 1996). The Company terminated the credit facility and repaid all outstanding loans upon completion of its initial public offering (IPO) in May 1997.

         12% Convertible Subordinated Notes Payable

         In December 1996, the Company realized net proceeds of $734,594 from a private placement of $750,000 principal amount of 12% Convertible Subordinated Notes (the "Bridge Notes"). The notes provided for interest at the rate of 12% per annum and became due and payable together with accrued interest, to the extent not converted, upon completion of the Company's IPO. The notes were convertible, at the holders' option, into an aggregate of 375,000 Bridge Units at the rate of one Unit per $2.00 of note principal.

         Each Bridge Unit consists of one share of the Company's Common Stock and one warrant to purchase one share of Common Stock at a price of $4.25 per share. In May 1997, a total of $600,000 of Bridge Note principal was converted into 300,000 Bridge Units. The 300,000 shares of Common Stock and the 300,000 Warrants comprising the Bridge Units may not be sold until two years following the effective date of the IPO (April 28, 1997), during the first year unconditionally, and during the second year without the prior consent of the Underwriter. The second year restriction was subsequently nullified due to the termination of the Underwriter's business in December 1997. The conversion feature on the remaining $150,000 Bridge Note was

                         ALL COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         cancelled during the IPO registration process, and that note was subsequently repaid with interest.

         Costs incurred in connection with the Bridge Note private placement totaling $315,406 were charged to operations during fiscal 1997. This amount included an imputed value of $300,000, or $1.00 per Bridge Unit, assigned to the conversion feature of the Bridge Notes. The $75,000 imputed value relating to the cancelled conversion feature discussed above was reversed from deferred financing costs against paid-in capital.

NOTE 7 - STOCK OPTIONS

         Non-qualified options

         In 1996, a total of 1,250,000 non-qualified stock options previously issued to various employees and advisors, including 560,000 options to the Company's president and 50,000 options to the Company's general counsel who is also a board member, were exercised at $.03 per share.

         In March 1997, the Company issued to its president 750,000 five-year non-qualified options with an exercise price of $5.00 per share in conjunction with the amendment of his employment agreement. Also in 1997, the Company issued a total of 232,500 additional options to various employees and directors, with exercise prices ranging from $.875 to $3.50 per share.

         Stock Option Plan

         In December 1996, the Board of Directors adopted the Company's Stock Option Plan (the "Plan") and has reserved up to 500,000 shares of Common Stock for issuance thereunder. The Plan provides for the granting of options to officers, directors, employees and advisors of the Company. The exercise of incentive stock options ("ISOs") issued to employees who are less than 10% stockholders shall not be less than the fair market value of the underlying shares on the date of grant or not less than 110% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The exercise price of restricted stock options shall not be less than the par value of the shares to which the option relates. Options are not exercisable for a period of one year from the date of grant. Thereafter, options may be exercised as determined by the Board of Directors, with maximum terms of ten and five years, respectively, for ISOs issued to employees who are less than 10% stockholders and employees who are 10% stockholders. In addition, under the plan, no individual will be given the opportunity to exercise ISO's valued in excess of $100,000, in any calendar year, unless and to the extent the options have first become exercisable in the

                         ALL COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         preceding year. The maximum number of shares with respect to which options may be granted to an individual during any twelve month period is 100,000. The Plan will terminate in 2006.

         A summary of Plan and other options outstanding as of December 31, 1997, and changes during fiscal 1996 and 1997 are presented below:

                                                                                                        Range of
                                                                                 Fixed                  Exercise
                                                                                Options                   Prices
                                                                                -------                   ------
                 Options outstanding, January 1, 1996                          1,285,000                $      .03
                 Forfeited                                                       (35,000)                      .03
                 Exercised                                                    (1,250,000)                      .03
                                                                              ----------                ----------
                 Options outstanding, December 31, 1996                               --                        --
                 Granted                                                       1,250,000                 .875-5.00
                                                                              ----------                ----------
                 Options outstanding, December 31, 1997                        1,250,000                $.875-5.00
                                                                              ==========                ==========

                 Shares of common stock available for future
                        grant under the Plan                                     232,500
                                                                                 =======

         Additional information as of December 31, 1997 with respect to all outstanding options is as follows:

                                             Options Outstanding                         Options Exercisable
                                  -----------------------------------------         --------------------------
                                                     Weighted
                                                     Average       Weighted                           Weighted
                                                    Remaining       Average                            Average
                                    Number         Contractual     Exercise            Number         Exercise
              Range of price      Outstanding         Life           Price           Exercisable        Price
              --------------      -----------         ----           -----           -----------        -----
               $        .875           75,000          5.00          $.875                75,000        $.875
                 3.50 - 3.85          425,000          4.52           3.52               307,000         3.53
                        5.00          750,000          4.25           5.00               750,000         5.00
                                    ---------          ----           ----             ---------         ----
                                    1,250,000          4.39          $4.25             1,132,000        $4.33
                                    =========          ====           ====             =========         ====

         The Company has elected to use the intrinsic value-based method of APB Opinion No. 25 to account for all of its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying financial statements for stock options issued to employees because the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. The weighted-average grant date fair value of

                         ALL COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         options granted during 1997 under the Black-Scholes option pricing model was $2.51 per option.

         The Company has adopted the pro forma disclosure provisions of SFAS No.
         123. Had compensation cost for all of the Company's stock-based compensation grants been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net income and net income per share as reported would have been reduced to the pro forma amounts indicated below:

                                                                    Year ended                  Year ended
                                                                 December 31, 1997           December 31, 1996
                                                                 -----------------           -----------------
                 Net income (loss):
                 As reported                                       $  (892,325)                   $51,603
                 Adjusted pro forma                                 (3,819,968)                    51,507

                 Net income (loss) per share:

                 As reported                                             $(.21)                      $.03
                 Adjusted pro forma                                       (.89)                       .03

         The fair value of each option granted in 1997 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: No dividends, an expected life of 4.76 years, a risk-free interest rate of 6.14% and expected volatility of 46.5%. There were no option grants in 1996.

NOTE 8 - STOCKHOLDERS' EQUITY

         Initial Public Offering

         In May 1997, the Company completed a public offering of 805,000 Units for $7.00 per Unit. Each Unit consisted of two shares of Common Stock and two Redeemable Class A Warrants. The Warrants are exercisable for four years commencing one year from the effective date of the offering, at a price of $4.25 per share. The Company may redeem the Warrants at a price of $.10 per Warrant, commencing eighteen months from the effective date of the offering and continuing for a four-year period, provided the price of the Company's Common Stock is $10.63 for at least 20 consecutive trading days prior to issuing a notice of redemption.

         The Company also issued to its Underwriter, for nominal consideration, an option to purchase up to 70,000 Units. The option is exercisable for a four-year period

                         ALL COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         commencing one year from the effective date of the offering, at a per Unit exercise price of $8.40 per Unit. The Units are similar to those offered to the public.

         The Company received proceeds from the offering of approximately $4,540,000, net of related costs of registration.

         Preferred Stock

         On December 6, 1996, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to authorize the issuance of up to 1,000,000 shares of Preferred Stock. The rights and privileges of the Preferred Stock have not yet been determined.

NOTE 9 - INCOME TAXES

         The provision for income taxes (benefit) consists of the following:

                                                                               Years ended December 31,
                                                                               1997                    1996
                                                                               ----                    ----
                 Current:
                        Federal                                             $(46,905)               $ 39,320
                        State                                                    180                  14,219
                                                                            --------                --------
                 Total current                                               (46,725)                 53,539
                                                                            --------                --------
                 Deferred:
                        Federal                                              (97,724)                (13,589)
                        State                                                (49,152)                 (1,344)
                        Valuation allowance                                  141,197                      --
                                                                            --------                --------
                 Total deferred                                               (5,679)                (14,933)
                                                                            --------                --------
                 Provision for income taxes (benefit)                       $(52,404)               $ 38,606
                                                                            ========                ========

         The current portion of the federal income tax benefit reflects refundable taxes from the carryback of net operating losses.

                         ALL COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company's effective tax rate differs from the statutory federal tax rate as shown in the following table:

                                                                                Years ended December 31,
                                                                               1997                    1996
                                                                               ----                    ----
                 Computed "expected" tax
                   expense (benefit)                                       $(321,208)                 $18,944
                 State tax expenses (benefit),
                   net of federal benefit                                    (32,298)                   7,495
                 Non-deductible financing costs                              102,000                       --
                 Other non-deductible items                                   32,214                    8,032
                 Valuation allowance                                         141,197
                 Other                                                        25,691                    4,135
                                                                           ---------                  -------
                                                                           $ (52,404)                 $38,606
                                                                           =========                  =======

         The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of 1997 and 1996 are presented below:

                                                                                Years ended December 31,
                                                                               1997                    1996
                                                                               ----                    ----
                 Deferred tax assets:
                  Reserves and allowances                                   $ 51,300                  $ 7,950
                  Tax benefit of net operating
                   loss carryforwards                                        107,618                    7,950
                  Other                                                        6,615                       --
                                                                            --------                  -------
                  Total deferred tax assets                                  165,533                   15,900
                                                                            --------                  -------

                 Deferred tax liabilities:
                  Depreciation                                                24,336                   14,799
                  Tax basis change in accounting method                           --                    6,780
                                                                            --------                  -------
                  Total deferred tax liabilities                              24,336                   21,579
                                                                            --------                  -------
                 Subtotal                                                    141,197                    5,679
                 Valuation allowance                                        (141,197)                      --
                                                                            --------                  -------
                 Net deferred tax liabilities                               $     --                  $ 5,679
                                                                            ========                  =======

         Based on its review of available evidence, management has established a valuation allowance to offset the benefits of the Company's net deferred tax assets because their realization is uncertain.

         The Company and APC file federal returns on a consolidated basis and separate state tax returns. At December 31, 1997, the Company had net operating losses of

                         ALL COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         $222,163 and $430,524, for federal and state income tax purposes, respectively. The federal net operating loss is available to offset future taxable income, if any, through 2012.

NOTE 10- COMMITMENTS AND CONTINGENCIES

         Employment agreements

         The Company's board of directors has approved new employment agreements for three of its officers, effective January 1, 1997. The agreement with the Company's president, as amended in March 1997, has a six-year term and provides for an annual salary of $133,000 in the first year, increasing to $170,000 and $205,000 in the second and third years, respectively. In years four and five, the president's base salary will be $205,000, but can be increased at the discretion of the board of director's compensation committee. Under the agreement, the Company will secure and pay the premiums on a $1,000,000 life insurance policy payable to the president's designated beneficiary or his estate. The agreement further provides for medical benefits, the use of an automobile, and grants of 750,000 non-qualified stock options, as well as 25,974 incentive stock options and 74,026 non-qualified stock options issuable under the Company's Stock Option Plan.

         The other two agreements have a three-year term and replaced three-year contracts previously in effect. Those contracts, which were initiated in 1995, each provided for salaries of $62,400 per year with 10% annual increases, plus the grant of 200,000 immediately vested options to purchase shares of the Company's common stock at $.03 per share. The new agreements each provide for annual salaries of $104,000 in the first year increasing by $10,000 each year thereafter. The agreements further provide for an incentive bonus equal to 1/2 of 1% of net sales payable twice yearly to both officers. Each employee is also entitled to a monthly automobile allowance.


         Each of the three agreements may be terminated without cause by the respective employee upon ninety days written notice to the Company.

         Operating Leases

         In March 1997, the Company entered into a five-year non-cancelable lease for the use of office and warehouse space. The lease provides for annual base rent of $87,040 plus a proportionate share of operating expenses, and includes a five-year renewal option. The facility is owned by an entity in which a member of the Company's board of directors is a part owner. The Company believes that the lease reflects a fair rental value for the property. Also in 1997, the Company signed a five-year lease for a Connecticut sales office. Base rent under this lease is $20,020 per year. Future

                         ALL COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         minimum rental commitments under all non-cancelable leases with remaining terms in excess of one year are as follows:

                               Year Ending
                              December  31,
                              -------------
                                  1998                             $107,060
                                  1999                              107,060
                                  2000                              107,060
                                  2001                              107,060
                                  2002                               61,872
                                                                   --------
                                                                   $490,112
                                                                   ========


         The Company also leases demonstration facilities at two other locations on a month-to-month basis. Total rent expense for the years ended December 31, 1997 and 1996 was $148,768 and $73,957, respectively.

         Legal matters

         The Company is the subject of a civil action filed by the landlord of its former headquarters. The landlord alleges that the Company defaulted on and breached its lease by vacating the premises during the lease term, and seeks compensatory damages of $233,720 and recovery of legal costs. The Company believes it has meritorious defenses to the claims and has asserted counterclaims against the plaintiff. The Company has not established a loss provision for this claim inasmuch as the outcome of the matter is not presently determinable. In the opinion of management, however, the ultimate outcome of the lawsuit is not expected to have a material impact on the Company's financial condition or results of operations.

         An unrelated civil suit initiated against the Company and other parties in 1996 was settled in 1997 at no cost to the Company.

NOTE 11- SALES AGREEMENTS

         In December 1996, the Company signed a non-exclusive four-year Preferred Vendor Agreement with HFS Incorporated ("HFS") to provide Panasonic telephone and voice processing systems to its Century 21, ERA, and Coldwell Banker brand real estate brokerage franchise systems. The Company has paid a $50,000 access fee for marketing rights and will pay HFS commissions ranging from 2% to 13% of gross sales, depending on the products and services sold. The Company incurred commissions of $64,921 under this agreement in 1997. The agreement requires the Company to establish toll-free telephone service for HFS franchises, to commit personnel to the handling of franchisee accounts and to defray the cost of certain

                         ALL COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         marketing activities. The Company has also agreed to a fixed price schedule over the term of the agreement.

         The HFS contract supersedes a four-year agreement signed in January 1996 with Coldwell Banker Corporation ("CBC"), the previous owner of the Coldwell Banker brand, in which the Company provided trade discounts and favorable terms for an exclusive dealership to sell Panasonic telecommunications systems to CBC's corporate-owned brokerage offices. In December 1997, HFS merged with another entity to form the Cendant Corporation ("Cendant"), whereupon the HFS agreement was assigned to Cendant.

NOTE 12- FAIR VALUE OF FINANCIAL INSTRUMENTS

         Effective December 31, 1995, the Company adopted SFAS 107, which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed therein are not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. Financial instruments consist of cash, accounts receivable and accounts payable, all of which approximate fair value at December 31, 1997.

NOTE 13- SUBSEQUENT EVENT

         On March 26, 1998, the Company received a letter of commitment from an asset-based lender for a $5,000,000 working capital credit facility. Loan availability will be based on 75% of eligible accounts receivable, as defined, and 50% of eligible finished goods inventory, with a cap of $1,200,000 on inventory financing. Outstanding borrowings will bear interest at the lender's base rate plus 1% per annum, payable monthly, and will be collateralized by a lien on accounts receivable, inventories, and intangible assets. The Company will be subject to certain as yet unspecified financial covenants relating to minimum net worth, maximum leverage and minimum profitability. The commitment also provides for the payment of various fees, including a $30,000 closing fee as well as ongoing servicing and renewal fees. The credit facility will have a initial term of two years, with annual renewals thereafter subject to the lender's review. The loan closing is scheduled for no later than April 25, 1998, and remains subject to the satisfaction of customary closing conditions.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         On February 16, 1998, the certified public accounting firm of Schneider, Ehrlich & Wengrover, LLP ("Schneider") resigned as independent accountants of the Company by mutual agreement with the Company.

         On February 16, 1998, the Audit Committee of the Company's Board of Directors approved the engagement of BDO Seidman, LLP as the Company's principal accountant to audit the Company's financial statements.

         During the Company's fiscal years ended December 31, 1997 and 1996 and the period from January 1, 1998 to February 16, 1998, there were no disagreements between the Company and Schneider on any matter of accounting principles or practices, financial statements disclosure or auditing scope or procedure.

         For the Company's fiscal years ended December 31, 1997 and 1996, the principal accountant's report on the financial statements of the Company did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         For the Company's fiscal years ended December 31, 1997 and 1996, and the period from January 1, 1998 to February 16, 1998, Schneider did not advise the Company of any of the following:

         (i) Internal controls necessary for the Company to develop reliable financial statements did not exist;

         (ii) Information had come to Schneider's attention that led it to no longer be able to rely on management's representations, or that had made it unwilling to be associated with the financial statements prepared by management;

         (iii) The need to expand significantly the scope of its audit or that information had come to its attention that if further investigated may: (1) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report or (2) cause it to be unwilling to rely on management's representations or be associated with the Company's financial statements, or

         (iv) Information had come to its attention that it had concluded materially impacted the fairness or reliability of either (1) previously issued audit report or the underlying financial statements or (2) the financial statements issued to or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report.

                                    PART III

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

                                   SIGNATURES

                  In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ALL COMMUNICATIONS CORPORATION


Dated:  April 6, 1998                           By: /S/ RICHARD REISS
                                               ------------------------
                                                Richard Reiss, Chairman,
                                                Chief Executive Officer and
                                                President

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

 10.15                     Reseller Agreement, dated November 21, 1997, between Polycom, Inc. and the Registrant.(2)

 10.16                     Dealer Agreement, dated November 26, 1997, between Lucent Technologies, Inc. and the
                           Registrant.(2)

 21.1                      Subsidiaries of the Registrant.(2)


*27.1                      Financial Data Schedule.

----------

*Filed herewith

(1) Incorporated herein by reference to the corresponding exhibit number to the Registrant's Registration Statement on Form SB-2, Registration No. 333-21069.

(2) Incorporated herein by reference to the corresponding exhibit number to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-12937.