Form 10QSB
period 1998-03-31
ALL COMMUNICATIONS CORP/NJ
filed 1998-05-15
CIK 1031613

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.


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

Yes [X]                    No [ ]

         The number of shares outstanding of the registrant's common Stock as of May 10, 1998 was 4,910,000.

   Transitional Small Business Disclosure Format:
Yes [ ]                    No [X]

                         ALL COMMUNICATIONS CORPORATION
                                      Index

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements *
            Balance Sheet
                     March 31, 1998 and December 31, 1997...........................    1

            Statement of Operations
                     For the Three Months ended  March 31, 1998 and 1997............    2


            Statement of Cash Flows
                     For the Three Months ended March 31, 1998 and 1997.............    3

            Notes to Financial Statements...........................................    4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...............................................    6

PART II. OTHER INFORMATION

Legal Proceedings...................................................................    9

Changes in Securities and Use of Proceeds...........................................    9

Defaults Upon Senior Securities.....................................................    9

Submission of Matters to a Vote of Security Holders.................................    9

Other Information...................................................................    9

Exhibits and Reports on Form 8-K....................................................    9

Signatures..........................................................................   10



* The Balance Sheet at December 31, 1997 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                         ALL COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,            December 31,
                                                                            1998                   1997
                                                                       ----------------     -----------------
ASSETS
Current assets
      Cash.....................................................            $1,322,953            $2,175,226
      Accounts receivable-net..................................             2,424,325             2,041,350
      Inventory................................................             1,487,302             1,097,883
      Advances to Maxbase, Inc. ...............................                 --                  127,080
      Other current assets.....................................               191,508                96,218
                                                                       ----------------     -----------------
      Total current assets.....................................             5,426,088             5,537,757

Furniture, equipment and leasehold improvements-net............               463,018               438,490

Deferred financing costs.......................................                27,500                 --
Other assets...................................................                30,297                31,359
                                                                       ----------------     -----------------
      Total assets.............................................            $5,946,903            $6,007,606
                                                                       ----------------     -----------------
                                                                       ----------------     -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Current portion of capital lease payable.................            $    5,377            $     --
      Accounts payable.........................................               725,994               909,785
      Accrued expenses.........................................               493,012               323,892
      Income taxes payable.....................................                                       2,453
      Customer deposits........................................               203,358                37,052
                                                                       ----------------     -----------------
      Total current liabilities................................             1,427,741             1,273,182

Noncurrent liabilities
      Capital lease payable, less current portion..............                11,209                  --
      Deferred income taxes....................................                  --                    --
                                                                       ----------------     -----------------
      Total noncurrent liabilities.............................                11,209                  --
                                                                       ----------------     -----------------
      Total liabilities........................................             1,438,950             1,273,182

COMMITMENTS - See notes

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
   1,000,000 shares authorized, none issued or outstanding.....                  --                    --
Common Stock, no par value; 100,000,000 authorized;
   4,910,000 shares issued and outstanding ....................             5,229,740             5,229,740
Additional paid-in capital.....................................               328,620               316,611
Retained earnings (Accumulated deficit)........................            (1,050,407)            (811,927)
                                                                       ----------------      ----------------
      Total stockholders' equity...............................             4,507,953             4,734,424
                                                                       ----------------      ----------------
      Total liabilities and stockholders' equity...............            $5,946,903            $6,007,606
                                                                       ----------------      ----------------
                                                                       ----------------      ----------------


                 See Notes to Consolidated Financial Statements
                                       1

                         ALL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                          Three months ended
                                                                               March 31,
                                                                   ----------------------------------
                                                                         1998              1997
                                                                   -----------------   --------------
Net revenues...................................................        $2,328,104       $1,623,856
Cost of revenues...............................................         1,618,656        1,129,514
                                                                   -----------------   --------------
Gross margin...................................................           709,448          494,342

Operating expenses:
    Selling....................................................           688,272          281,642
    General and administrative.................................           282,692          179,929
                                                                   -----------------   --------------
Total operating expenses.......................................           970,964          461,571
                                                                   -----------------   --------------
Income (loss) from operations..................................          (261,516)          32,771
                                                                   -----------------   --------------

Other (income) expenses
    Interest income............................................           (23,216)           (5,483)
    Interest expense...........................................               180            12,022
                                                                   -----------------   --------------
Total other (income) expenses..................................           (23,036)           6,539
                                                                   ----------------------------------
Income (loss) before taxes.....................................          (238,480)          26,232

Provision for income taxes.....................................              --             12,684
                                                                   -----------------   --------------
Net income (loss)..............................................        $ (238,480)      $   13,548
                                                                   -----------------   --------------
                                                                   -----------------   --------------
Net income (loss) per common and common equivalent share:
                 Basic........................................         $    (0.05)      $     0.01
                                                                   -----------------   --------------
                                                                   -----------------   --------------
                 Diluted......................................         $    (0.05)     $      0.01
                                                                   -----------------   --------------
                                                                   -----------------   --------------
Weighted average common and common equivalent
    shares outstanding                                                  4,910,000        3,128,571
                                                                   -----------------   --------------
                                                                   -----------------   --------------


                 See Notes to Consolidated Financial Statements
                                       2

                         ALL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                              Three months ended
                                                                                                 March 31,
                                                                                     ---------------------------------
                                                                                         1998                1997
                                                                                     --------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)............................................................     $ (238,480)         $  13,548
     Adjustments to reconcile net income (loss)
     to net cash provided (used) by operating activities:
        Depreciation and amortization.............................................         36,354             11,266
        Non cash compensation.....................................................         12,009               --
        Increase (decrease) in cash attributable
        to changes in assets and liabilities
           Accounts receivable....................................................       (382,975)          (560,970)
           Inventory..............................................................       (389,419)           (80,289)
           Other current assets...................................................        (95,290)           (26,384)
           Advances to Maxbase, Inc. .............................................        127,080             -
           Accounts payable.......................................................       (183,791)           154,697
           Accrued expenses.......................................................        169,120            176,552
           Income taxes payable...................................................         (2,453)            (3,501)
           Deferred income taxes..................................................           --                5,459
           Customer Deposits......................................................        166,306             16,873
                                                                                     --------------       ------------
       Net cash used by operating activities......................................       (781,539)          (292,749)
                                                                                     --------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of furniture, equipment and leasehold improvements.................        (43,878)           (96,949)
     Decrease (increase) in other assets..........................................          1,062             48,565
                                                                                     --------------       ------------
       Net cash used by investing activities......................................        (42,816)           (48,384)
                                                                                     --------------       ------------

CASH FLOWS FROM FINANCING ACTIVITES
     Deferred financing costs.....................................................        (27,500)              --
     Deferred stock offering costs................................................           --             (199,467)
     Payments on long-term debt...................................................           --               (5,312)
     Payments on capital lease obligations........................................          (418)               --
                                                                                     --------------       ------------
       Net cash provided by financing activities..................................        (27,918)          (204,779)
                                                                                     --------------       ------------

DECREASE IN CASH AND CASH EQUIVALENTS.............................................       (852,273)          (545,912)

CASH AND CASH EQUIVALENTS , BEGINNING OF PERIOD...................................      2,175,226            645,614
                                                                                     --------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD..........................................     $1,322,953          $  99,702
                                                                                     --------------       ------------
                                                                                     --------------       ------------


Supplemental disclosures of cash flow information
     Cash paid during the period for:
        Interest..................................................................     $      180          $  12,022
                                                                                     --------------       ------------
                                                                                     --------------       ------------
        Income taxes..............................................................     $      --           $   1,288
                                                                                     --------------       ------------
                                                                                     --------------       ------------
     Acquisition of equipment
        Cost of equipment.........................................................     $    19,615         $    --
        Capital lease payable incurred............................................          17,004              --
                                                                                     --------------       ------------
        Cash down payment.........................................................     $     2,611         $    --
                                                                                     --------------       ------------
                                                                                     --------------       ------------

                 See Notes to Consolidated Financial Statements
                                       3

                         ALL COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998



Note 1 - Basis of Presentation

         The accompanying consolidated financial statements of All Communications Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission.

         The consolidated financial statements include the accounts of the Company and AllComm Products Corp. ("APC"). All material intercompany balances and transactions have been eliminated in consolidation.

Note 2 - Income (loss) per share

         Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period (4,910,000 and 3,128,571 shares in 1998 and 1997, respectively).

         Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options and warrants using the treasury stock method. Common stock options and warrants, all of which were issued subsequent to March 31, 1997, have not been included in the 1998 per share computation because their inclusion would be anti-dilutive.

                         ALL COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


Note 3 - Agreement with Maxbase, Inc

         In September 1997, the Company entered into an exclusive distribution agreement (the "Agreement") with Maxbase, Inc., the manufacturer of "Maxshare 2", a patented bandwidth on demand line sharing device. The Company has agreed to purchase a minimum of 10,000 units of Maxshare 2 over a two-year period, with a 2,500-unit commitment in the first year. The Agreement further grants the Company an option to purchase all the assets of Maxbase, Inc. for a cash price of $2,000,000, plus $70 for every unit under the 10,000 unit minimum that the Company has not purchased at the time it exercises the option. As of March 31, 1998 the Company has purchased 2,000 units at an average price of $205. Based on current production costs, the Company's minimum purchase requirements for the balance of 1998 and for the fiscal 1999 are expected to be approximately $102,500 and $1,537,000, respectively.

Note 4 - Proposed Bank Financing

         Bank Financing

         In May 1998, the Company closed on a $5,000,000 working capital credit facility with an asset-based lender. Loan availability will be based on 75% of eligible accounts receivable, as defined, and 50% of eligible finished goods inventory, with a cap of $1,200,000 on inventory financing. Outstanding borrowings will bear interest at the lender's base rate plus 1% per annum, payable monthly, and will be collateralized by a lien on accounts receivable, inventories, and intangible assets. The Company will be subject to certain financial covenants relating to minimum net worth, maximum leverage and minimum profitability. The commitment also provides for the payment of various fees, including a $30,000 closing fee as well as ongoing servicing and renewal fees. The credit facility will have an initial term of two years, with annual renewals thereafter subject to the lender's review.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements and involve factors, risks and uncertainties that may cause the Company's actual results in future periods to differ materially from such statements. These factors, risks and uncertainties, include the relatively short operating history of the Company; market acceptance and availability of new products; the non-binding and nonexclusive nature of reseller agreements with manufacturers; rapid technological change affecting products sold by the Company; the impact of competitive products and pricing, as well as competition from other resellers; possible delays in the shipment of new products; and the availability of sufficient financial resources to enable the Company to expand it operations.

Results of Operations

Three Months Ended March 31, 1998 ("1998 quarter") Compared to Three Months Ended March 31, 1997 ("1997 quarter").

         Net revenues. Operating revenues for the 1998 quarter totaled $2,328,104, a record level for a three-month period, representing a 43% increase over the revenues of $1,623,856 reported for the 1997 quarter. Sales of voice communications products and services increased in the 1998 quarter by $448,530 or 65% to $1,139,224 over comparable 1997 revenues of $690,694. Revenues in both the 1998 and 1997 periods were derived primarily from the sale of Panasonic systems. Sales under the Company's Preferred Vendor Agreement with Cendant Corporation accounted for 15% and 8% of net revenues for the 1998 and 1997 periods, respectively. The Company anticipates continued growth in the voice communications division for the balance of fiscal 1998 due in part to sales expected to be generated under the Company's recent distribution agreement with Lucent Technologies, Inc. The agreement covers Lucent's telecommunications systems and software packages.

         Sales of videoconferencing systems increased in the 1998 quarter by $226,835 or 24% to $1,157,712 over comparable 1997 revenues of $930,877. The
Company expects sales of Polycom's ViewStation 384 model to fuel growth in the videoconferencing division commencing in the second quarter of 1998.

         Cost of revenues. Cost of revenues in the 1998 quarter was $1,618,656 or 70% of net revenues, as compared to $1,129,514 or 70% of net revenues in the 1997 quarter. Cost of revenues consists primarily of net product, direct labor, insurance, and depreciation costs.

         Gross margins. Gross margins increased to $709,448, or 30% of net revenues in the 1998 quarter, as compared to $494,342, or 30% of net revenues in the 1997 quarter. Margins are expected to fluctuate in a narrow range, depending on such factors as sales volume, the mix of product revenues, and changes in fixed costs during a given period.

         Selling. Selling expenses, which include sales salaries, commissions, sales overhead, and marketing costs, increased to $688,272, or 30% of net revenues in the 1998 quarter, as compared to $281,642 or 17% of net revenues in the 1997 quarter. The dollar increase was due in part to higher salaries resulting from additions in sales personnel in late 1997 and 1998 and higher commission-based videoconferencing sales. The Company expects selling costs to increase as it continues to expand its sales staff and invest in product marketing to build its revenue base. The Company hired four additional sales personnel in the first quarter of 1998.

         General and administrative. General and administrative expenses increased to $282,692 or 12% of net revenues in the 1998 quarter, as compared to $179,929 or 11% of net revenues in the 1997 quarter. The dollar increase is attributable primarily to higher salaries and related costs associated with the increase in administrative staff necessary to manage expanded operations, to higher occupancy costs and other administrative overhead, as well as to costs incurred as a result of being a public reporting company.

         Net loss. The Company reported a net loss of $238,480, or $.05 per share, in the 1998 quarter, compared to net income of $13,548, or $.01 per share, in the 1997 quarter.

Liquidity and Capital Resources

         At March 31, 1998, the Company had working capital of $3,998,347, including $1,322,953 in cash.

         Net cash used by operating activities for the 1998 quarter was $781,539 as compared to $292,749 for the 1997 quarter. Uses of cash in the 1998 period, including increases in accounts receivable due to record revenue growth, and higher inventory levels to maintain favorable pricing, more than offset noncash charges of $48,363, as well as increases in current liabilities.

         Investing activities for the 1998 quarter included purchases of $43,878 for building improvements, office furniture and equipment.

         Net cash used by financing activities for the 1998 quarter was $27,918. In May 1998, the Company closed on a $5,000,000 working capital credit facility with an asset-based lender. Loan availability will be based on 75% of eligible accounts receivable, as defined, and 50% of eligible finished goods inventory, with a cap of $1,200,000 on inventory financing. Outstanding borrowings will bear interest at the lender's base rate plus 1% per annum, payable monthly, and will be collateralized by a lien on accounts receivable, inventories, and intangible assets. The Company will be subject to certain financial covenants relating to minimum net worth, maximum leverage, and minimum profitability. The commitment also provides for the payment of various fees, including a $30,000 closing fee as well as ongoing servicing and renewal fees. The credit facility will have an initial term of two years, with annual renewals thereafter subject to the lender's review. As of March 31, 1998 the Company has incurred costs associated with the financing of $27,500.

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

Year 2000

         Management has initiated a company-wide program to prepare the Company's computer systems and applications for the year 2000, as well as identify critical third parties, which the Company relies upon to operate its business to assess their readiness for the year 2000. The Company expects to incur internal payroll costs as well as consulting costs and other expenses that it deems necessary to prepare the company's systems for the year 2000. Management cannot presently estimate the cost of this program; however, such costs are not currently expected to be material to the Company's operations or financial condition. There can be no assurance that the systems of other companies which the Company's systems rely upon will be timely converted, or that such failure to convert by another company would not have a material adverse effect on the Company's systems and results of operations.

Part II

Item 1.      Legal Proceedings

                    Not Applicable

Item 2.      Changes in Securities and Use of Proceeds

       The Company's initial public offering of its Common Stock and Common Stock Purchase Warrants commenced on April 28, 1997. All securities offered were sold. The net proceeds of the offering to the Company were $4,539,740. From the effective date of the registration statement through March 31, 1998, a reasonable estimate of the utilization of the net proceeds of the offering is as follows:



Use of proceeds                                                      Amount
-------------------------------------------------------------- -------------------
Purchase of furniture, equipment and leasehold improvements              $442,712
Repayment of indebtedness                                                 822,870
Marketing                                                                 205,089
Telephone and videoconferencing inventory                                 989,949
Leasing new corporate headquarters                                         78,234
Hiring additional employees                                               918,682
Working Capital                                                         1,082,204
                                                               ===================
                                                        Total          $4,539,740
                                                               ===================


Item 3.      Defaults Upon Senior Securities

                    Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders

                    Not Applicable

Item 5.      Other Information

                    Not Applicable

Item 6.      Exhibits and Reports on 8-K

             (a)    Exhibits
                    27     Financial Data Schedule

             (b)    Reports on Form 8-K
                    There were no reports on Form 8-K
                    filed during the period for which
                    this report is filed.

Signatures

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ALL COMMUNICATIONS CORPORATION
                                        Registrant

Date: May 12, 1998                        By:    /s/ Richard Reiss
                                                 ------------------------------
                                          Richard Reiss,
                                          President and Chief Executive
                                          Officer


Date: May 12, 1998                        By:    /s/ Scott Tansey
                                                 ------------------------------
                                          Scott Tansey
                                          Vice President - Finance
                                          (principal accounting officer)

                                  Exhibit Index

Exhibit No.                Description

    27                     Financial Data Schedule
