Form 10QSB
period 1998-06-30
ALL COMMUNICATIONS CORP/NJ
filed 1998-08-03
CIK 1031613

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended June 30, 1998.

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

Yes [X]                    No[ ]

         The number of shares outstanding of the registrant's Common Stock as of August 3, 1998 was 4,910,000.

   Transitional Small Business Disclosure Format:
Yes[ ]                              No [X]

                         ALL COMMUNICATIONS CORPORATION

                                      Index

PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements *
            Consolidated Balance Sheet
                     June 30, 1998 and December 31, 1997                      1

            Consolidated Statement of Operations
                     For the Six Months and Three Months ended
                     June 30, 1998 and 1997                                   2

            Consolidated Statement of Cash Flows
                     For the Six Months ended June 30, 1998 and 1997          3

            Notes to Consolidated Financial Statements                        4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         6

PART II. OTHER INFORMATION

Legal Proceedings                                                             10

Changes in Securities                                                         10

Defaults Upon Senior Securities                                               10

Submission of Matters to a Vote of Security Holders                           11

Other Information                                                             11

Exhibits and Reports on Form 8-K                                              11

Signatures                                                                    12

* The Balance Sheet at December 31, 1997 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                                              ALL COMMUNICATIONS CORPORATION
                                                CONSOLIDATED BALANCE SHEETS
                                                        (UNAUDITED)

                                                                      June 30,            December 31,
                                                                        1998                  1997
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                   $          624,879    $      2,175,226
      Accounts receivable-net                                              2,825,896           2,041,350
      Inventory                                                            3,537,099           1,097,883
      Advances to Maxbase, Inc.                                            -                     127,080
      Other current assets                                                    69,932              96,218
                                                                  ------------------    ----------------
      Total current assets                                                 7,057,806           5,537,757

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS-NET                          569,708             438,490

DEFERRED FINANCING COSTS                                                      40,727            -
OTHER ASSETS                                                                  38,214              31,359
                                                                  ------------------    ----------------
      Total assets                                                $        7,706,455    $      6,007,606
                                                                  ==================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Current portion of capital lease payable                    $           16,304    $       -
      Accounts payable                                                     1,346,916             909,785
      Accrued expenses                                                       656,330             323,892
      Customer deposits                                                      456,417              37,052
      Income taxes payable                                                 -                       2,453
                                                                  ------------------    ----------------
      Total current liabilities                                            2,475,967           1,273,182

NONCURRENT LIABILITIES
      Bank loan payable                                                      800,000            -
      Capital lease payable, less current portion                             32,172            -
                                                                  ------------------    ----------------
      Total noncurrent liabilities                                           832,172            -
                                                                  ------------------    ----------------
      Total liabilities                                                    3,308,139           1,273,182

COMMITMENTS - SEE NOTES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
   1,000,000 shares authorized, none issued or outstanding                  -                    -
Common Stock, no par value; 100,000,000 authorized;
   4,910,000 shares issued and outstanding                                 5,229,740           5,229,740
Additional paid-in capital                                                   332,024             316,611
Accumulated deficit                                                       (1,163,448)           (811,927)
                                                                  ------------------    ----------------
      Total stockholders' equity                                           4,398,316           4,734,424
                                                                  ------------------    ----------------
      Total liabilities and stockholders' equity                  $        7,706,455    $      6,007,606
                                                                  ==================    ================

                               See Notes to Consolidated Financial Statements

                         ALL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Six months ended                 Three months ended
                                                             June 30,                          June 30,
                                                      1998             1997              1998             1997
                                                  ------------     ------------      ------------     ------------
NET REVENUES                                      $  5,336,914     $  3,463,762      $  3,008,810     $  1,839,906
Cost of revenues                                     3,710,921        2,370,587         2,092,265        1,241,073
                                                  ------------     ------------      ------------     ------------
GROSS MARGIN                                         1,625,993        1,093,175           916,545          598,833

Operating expenses:
    Selling                                          1,431,466          600,461           743,194          318,819
    General and administrative                         580,801          424,325           298,109          244,396
                                                  ------------     ------------      ------------     ------------
TOTAL OPERATING EXPENSES                             2,012,267        1,024,786         1,041,303          563,215
                                                  ------------     ------------      ------------     ------------
INCOME (LOSS) FROM OPERATIONS                         (386,274)          68,389          (124,758)          35,618
                                                  ------------     ------------      ------------     ------------

OTHER (INCOME) EXPENSES
    Amortization of deferred financing costs             2,715          315,406             2,715          315,406
    Interest income                                    (38,520)         (37,952)          (15,304)         (32,469)
    Interest expense                                     1,052           27,779               872           15,757
                                                  ------------     ------------      ------------     ------------
TOTAL OTHER (INCOME) EXPENSES                          (34,753)         305,233           (11,717)         298,694
                                                  ------------     ------------      ------------     ------------

LOSS BEFORE INCOME TAXES                              (351,521)        (236,844)         (113,041)        (263,076)

Provision for income taxes                              -                37,866            -                25,182
                                                  ------------     ------------      ------------     ------------

NET LOSS                                          $   (351,521)    $   (274,710)     $   (113,041)    $   (288,258)
                                                  ============     ============      ============     ============

Basic and diluted loss per common share           $      (0.07)    $      (0.07)     $      (0.02)    $      (0.07)
                                                  ============     ============      ============     ============

Weighted average common shares outstanding for
    basic and diluted computation                    4,910,000        3,692,071         4,910,000        4,337,000
                                                  ============     ============      ============     ============

                               See Notes to Consolidated Financial Statements
                                                    -2-

                                  ALL COMMUNICATIONS CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                                     Six months ended
                                                                                         June 30,
                                                                                  1998                1997
                                                                              -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                                                                 $    (351,521)     $    (274,710)
     Adjustments to reconcile net loss
     to net cash used by operating activities:
        Depreciation and amortization                                                83,099            341,131
        Non cash compensation                                                        15,413             -
        Increase (decrease) in cash attributable
        to changes in assets and liabilities
           Accounts receivable                                                     (784,546)          (949,977)
           Inventory                                                             (2,439,216)           (16,098)
           Advances to Maxbase, Inc.                                                127,080             -
           Other current assets                                                      26,286            (67,721)
           Accounts payable                                                         437,132            (97,248)
           Accrued expenses                                                         332,438            123,598
           Income taxes payable                                                      (2,453)            31,967
           Deferred income taxes                                                     -                   1,444
           Customer deposits                                                        419,365             29,024
                                                                              -------------      -------------
       NET CASH USED BY OPERATING ACTIVITIES                                     (2,136,923)          (878,590)
                                                                              -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of furniture, equipment and leasehold improvements                  (160,589)          (185,808)
     Decrease (increase) in other assets                                             (6,855)             6,194
                                                                              -------------      -------------
       NET CASH USED BY INVESTING ACTIVITIES                                       (167,444)          (179,614)
                                                                              -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITES
     Proceeds from public offering                                                   -               5,635,070
     Deferred stock offering costs                                                   -              (1,062,760)
     Deferred financing costs                                                       (43,442)           -
     Repayment of subordinated convertible note                                      -                (150,000)
     Proceeds from bank loans                                                       800,000            125,000
     Payments on capital lease obligations                                           (2,538)           -
     Payments on bank loans                                                          -                (644,673)
                                                                              -------------      -------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                    754,020          3,902,637
                                                                              -------------      -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (1,550,347)         2,844,433

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    2,175,226            645,614
                                                                              -------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $     624,879      $   3,490,047
                                                                              =============      =============

Supplemental disclosures of cash flow information
     Cash paid during the period for:
        Interest                                                              $       1,052      $      27,779
                                                                              =============      =============
        Income taxes                                                          $     -            $       1,910
                                                                              =============      =============
     Acquisition of equipment
        Cost of equipment                                                     $      58,844      $      -
        Capital lease payable incurred                                               51,012             -
                                                                              -------------      -------------
        Cash down payment                                                     $       7,832      $      -
                                                                              =============      =============
Supplemental disclosures of non-cash financing activities
        Conversion of subordinated promissory notes to capital                $     -            $     600,000
                                                                              =============      =============
        Reclassification of deferred financing costs to paid-in capital       $     -            $      75,000
                                                                              =============      =============

                               See Notes to Consolidated Financial Statements

                          ALL COMMUNICATIONS CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                 JUNE 30, 1998


NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements of All Communications Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission.

         The consolidated financial statements include the accounts of the Company and AllComm Products Corp. ("APC"), a wholly owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - INCOME (LOSS) PER SHARE

         Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.

         Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options and warrants using the treasury stock method. Common stock options and warrants have not been included in any of the per share computations because their inclusion would be anti-dilutive.

NOTE 3 - BANK FINANCING

         In May 1998, the Company closed on a $5,000,000 working capital credit facility with an asset-based lender. Loan availability is based on 75% of eligible accounts receivable, as defined, and 50% of eligible finished goods inventory, with a cap of $1,200,000 on inventory financing. Outstanding borrowings bear interest at the lender's base rate plus 1% per annum, payable monthly, and are collateralized by a lien on accounts receivable, inventories, and intangible assets. The Company is subject to certain financial covenants relating to minimum net worth, maximum leverage and minimum profitability. The commitment also provides for the payment of various fees, including a $30,000 closing fee as well as ongoing servicing and renewal fees. The credit facility will have an initial term of two years, with annual renewals thereafter subject to the lender's review. Costs totaling $43,440 incurred in connection with the financing are being amortized, on a straight-line basis, over the term of the agreement.

                          ALL COMMUNICATIONS CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                 JUNE 30, 1998



NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In 1998, the Company adopted the provisions of SFAS 130, "Reporting Comprehensive Income", which promulgates standards for the reporting and display of comprehensive income and its components. There were no items of comprehensive income to report in any of the periods presented.

         The Company has also adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", which requires disclosure of reportable operating segments. The Company will address the segment information requirements of SFAS 131 in its annual report for the year ended December 31, 1998.

NOTE 5 - SUBSEQUENT EVENT

         On July 16, 1998, MaxBase, Inc. filed a Complaint against the Company and APC in the Superior Court of New Jersey, Law Division, in Bergen County. The Complaint alleges that the Company breached its agreement with MaxBase by failing to meet the required minimum purchase obligations thereunder. The Complaint further alleges misrepresentation and unfair trade practices, and seeks unspecified monetary damages as well as punitive and treble damages. The Complaint also seeks to enjoin the Company from enforcing any rights the Company has under the agreement. The Company believes the claims by MaxBase are without merit and intends to fully defend the suit and assert its rights under the agreement.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 1998 ("1998 period") Compared to Six Months Ended June 30, 1997 ("1997 period") and Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997.

         Net revenues. Operating revenues for the 1998 period totaled $5,337,000, a record level for a six-month period, representing a 54% increase over the revenues of $3,464,000 reported for the 1997 period. Operating revenues for the three month period ended June 30, 1998 totaled $3,009,000, representing a 64% increase over the revenues of $1,840,000 reported for the three month period ended June 30, 1997.

         Sales of voice communications products and services increased in the 1998 period by 75% to $2,867,000 over comparable 1997 revenues of $1,634,000 and for the three months ended June 30, 1998 by 83% to $1,728,000 over comparable 1997 revenues of $943,000. Revenues in the 1998 period were derived primarily from the sale of Lucent Technologies, Inc. (Lucent) and Panasonic telecommunications systems and software packages. Revenues in the 1997 period were derived primarily from the sale of Panasonic systems. Sales under the Company's Preferred Vendor Agreement with Cendant Corporation accounted for 18% and 13% of net revenues for the 1998 and 1997 six-month periods, and 20% and 16% for the three-month periods, respectively.

         In 1998, the Company established significant customer relationships with Weichert Realtors for Panasonic telecommunications systems and Universal Health Services, Inc., for Lucent and Sony products. Each of these customers accounted for greater than 5% of net revenues for the 1998 period. The Company anticipates continued growth in the voice communications division for the balance of fiscal 1998 due in part to the opening of a new sales office in New York City, increased revenue generated under the Company's recent distribution agreement with Lucent, and revenue generated by the Company's recently established Structured
Cable division.

         Sales of videoconferencing equipment increased in the 1998 period by $588,000 or 32% to $2,418,000 as compared to $1,830,000 for the 1997 period, and by $363,000 or 40% to $1,260,000 for the three month period ended June 30, 1998 as compared to $897,000 for the comparable 1997 three month period.

         Cost of revenues. Cost of revenues in the 1998 period was $3,711,000 or 70% of net revenues, as compared to $2,371,000 or 68% of net revenues in the 1997 period. Cost of revenues for the three-month period ending June 30, 1998 was $2,092,000 or 70% of net revenues, as compared to $1,241,000 or 67% of net revenues for the comparable 1997 three-month period. Cost of revenues consists primarily of net product, direct labor, insurance, and depreciation costs. This category, as a percentage of sales, is expected to fluctuate in a narrow range, depending on such factors as sales volume, the mix of product revenues, and changes in fixed costs during a given period. The percentage increases in 1998 are related to higher direct labor and related costs.

         Selling. Selling expenses, which include sales salaries, commissions, sales overhead, and marketing costs, increased to $1,431,000, or 27% of net revenues in the 1998 period, as compared to $600,000 or 17% of net revenues in the 1997 period. During the three-month period ended June 30, 1998, selling expenses increased to $743,000, or 25% of net revenues as compared to $319,000, or 17% of net revenues for the comparable 1997 three-month period. The dollar increase was due in part to higher salaries resulting from additions in sales personnel in 1998 and higher commission-based videoconferencing sales. The Company expects selling costs to increase as it continues to expand its sales staff and invest in product marketing to build its revenue base. The Company hired six additional sales personnel and opened an additional sales office in New York City in the first half of 1998.

         General and administrative. General and administrative expenses increased to $581,000 or 11% of net revenues in the 1998 period, as compared to $424,000 or 12% of net revenues in the 1997 period. During the three-month period ended June 30, 1998, general and administrative expenses increased to $298,000 or 10% of net revenues as compared to $244,000 or 13% of net revenues for the comparable 1997 three-month period. The dollar increase is attributable primarily to higher salaries and related costs associated with the increase in administrative staff necessary to manage expanded operations, to higher occupancy costs and other administrative overhead, as well as to costs incurred as a result of being a public reporting company. The percentage decrease is attributable to revenue growth at a greater rate than the increase in general and administrative expenses.

         Income taxes. The Company reported income tax expense in the 1997 periods as a result of the non-deductibility of certain financing costs related to a private offering of convertible debt.

         Net loss. The Company reported a net loss of $352,000 or $.07 per share in the 1998 period, compared to a net loss of $275,000, or $.07 per share in the 1997 period. For the three-months ended June 30, 1998, the Company reported a net loss of $113,000 or $.02 per share compared to a net loss of $288,000 or $.07 per share for the comparable 1997 three-month period.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had working capital of $4,582,000, including $625,000 in cash and cash equivalents.

         Net cash used by operating activities for the 1998 period was $2,137,000 as compared to $879,000 for the 1997 period. Uses of cash in the 1998 period, including increases in accounts receivable due to record revenue growth, and higher inventory levels, more than offset noncash charges of $99,000, as well as increases in current liabilities. During the quarter ended June 30, 1998, the Company received its stocking orders of Polycom videoconferencing units and Lucent telephone systems. The Company will continue to maintain significant inventories of selected products when warranted based on favorable vendor pricing, sales projections, liquidity and other considerations. Inventories also include approximately $450,000 of MaxShare 2 units. The Company has recently identified performance problems with the MaxShare 2 product in certain applications, and believes that MaxBase, Inc., the supplier of MaxShare 2, has a contractual obligation to correct any technical defects in the product. Pending resolution of this matter, the Company has ceased ordering product under its purchase commitment, and has also suspended shipments to distribution partners. On July 16, 1998, MaxBase, Inc. filed a Complaint against the Company and APC for breach of contract, misrepresentations and unfair trade practices. The Company believes the claims by MaxBase are without merit and intends to fully defend the suit and assert its rights under the agreement. See "Legal Proceedings".

         Investing activities for the 1998 period included purchases of $161,000 for building improvements, office furniture and equipment.

         Cash flows from financing activities provided net cash of $754,000. In May 1998, the Company closed on a $5,000,000 working capital credit facility with an asset-based lender. Loan availability is based on 75% of eligible accounts receivable, as defined, and 50% of eligible finished goods inventory, with a cap of $1,200,000 on inventory financing. Outstanding borrowings bear interest at the lender's base rate plus 1% per annum, payable monthly, and are collateralized by a lien on accounts receivable, inventories, and intangible assets. The credit facility will have an initial term of two years, with annual renewals thereafter subject to the lender's review. During the 1998 period, the Company borrowed $800,000 on its working capital credit facility for scheduled payments of its stocking orders.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In 1998, the Company adopted the provisions of SFAS 130, "Reporting Comprehensive Income", which promulgates standards for the reporting and display of comprehensive income and its components. There were no items of comprehensive income to report in any of the periods presented.

         The Company has also adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", which requires disclosure of reportable operating segments. The Company will address the segment information requirements of SFAS 131 in its annual report for the year ended December 31, 1998.

PART II

ITEM 1.      LEGAL PROCEEDINGS

     On July 16, 1998, MaxBase, Inc. filed a Complaint against the Company and APC in the Superior Court of New Jersey, Law Division, in Bergen County. The Complaint alleges that the Company breached its agreement with MaxBase by failing to meet the required minimum purchase obligations thereunder. The Complaint further alleges misrepresentation and unfair trade practices by the Company. The Complaint seeks unspecified monetary damages as well as punitive and treble damages. The Complaint also seeks to enjoin the Company from enforcing any rights the Company has under the agreement. The Company believes the claims by MaxBase are without merit and intends to fully defend the suit and assert its rights under the agreement.

ITEM 2.      CHANGES IN SECURITIES

     The Company's initial public offering of its Common Stock and Common Stock Purchase Warrants commenced on April 28, 1997. All securities offered were sold. The net proceeds of the offering to the Company were $4,539,740. From the effective date of the registration statement through June 30, 1998, a reasonable estimate of the utilization of the net proceeds of the offering is as follows:

       Use of proceeds                                         Amount
       -------------------------------------------------------------------
       Purchase of furniture, equipment and leasehold
       improvements                                         $      559,423
       Repayment of indebtedness                                   822,870
       Marketing                                                   217,873
       Telephone and videoconferencing inventory                 1,544,657
       Leasing new corporate headquarters                          170,205
       Hiring additional employees                               1,224,712
                                                            --------------
                                                            $    4,539,740
                                                            ==============

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                    Not Applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             (a) The Company's 1998 Annual Meeting of Stockholders (the "Annual Meeting") was held on June 19, 1998.

             (b) The following is a brief description of each matter voted on at the Annual Meeting:

                    (1) The Directors named below were elected at the Annual Meeting:

                        NAME                VOTES FOR         VOTES WITHHELD
                        ----                ---------         --------------
                    Richard Reiss           4,493,417             39,461
                    Robert Kroner           4,493,417             39,461
                    Andrea Grasso           4,293,417            239,461

                    (2) The proposal to amend the Company's Stock Option Plan was approved.

                    VOTES FOR   VOTES AGAINST    ABSTENTIONS   BROKER NON-VOTES
                    ---------   -------------    -----------   ----------------
                    3,186,531      141,811          500           1,204,333

                    (3) The ratification of, the selection of, BDO Seidman, LLP as the Company's independent auditors was approved.

                    VOTES FOR   VOTES AGAINST    ABSTENTIONS   BROKER NON-VOTES
                    ---------   -------------    -----------   ----------------
                    4,496,114       36,061          1,000             0

ITEM 5.      OTHER INFORMATION

     A duly executed proxy given in connection with the registrant's 1999 Annual Meeting of Stockholders will confer discretionary authority on the proxies named therein, or any of them, to vote at such meeting on any matter of which the Company does not have written notice on or before April 3, 1999, which is forty-five days prior to the date on which the Company first mailed its proxy materials for its 1998 Annual Meeting of Stockholders, without advice in the Company's proxy statement as to the nature of such matter.

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

                                  ALL COMMUNICATIONS CORPORATION
                                            Registrant


Date: August 3, 1998              By: /s/ Richard Reiss
                                      -------------------------------
                                      Richard Reiss,
                                      President and Chief Executive
                                      Officer

Date: August 3, 1998              By: /s/ Scott Tansey
                                      -------------------------------
                                      Scott Tansey
                                      Vice President - Finance
                                      (principal accounting officer)

                                  EXHIBIT INDEX



              EXHIBIT NO.                DESCRIPTION
              -----------                ------------

                  27                     Financial Data Schedule