Form 10QSB
period 1998-09-30
ALL COMMUNICATIONS CORP/NJ
filed 1998-11-13
CIK 1031613

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

                                       or

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes |X|                 No |_|

      The number of shares outstanding of the registrant's Common Stock as of November 13, 1998 was 4,910,000.

      Transitional Small Business Disclosure Format:

Yes |_|                 No |X|

                         ALL COMMUNICATIONS CORPORATION
                                      Index

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements *
        Consolidated Balance Sheet
              September 30, 1998 and December 31, 1997                    1

        Consolidated Statement of Operations
              For the Nine Months and Three Months ended
              September 30, 1998 and 1997                                 2

        Consolidated Statement of Cash Flows
              For the Nine Months ended September 30, 1998 and 1997       3

        Notes to Consolidated Financial Statements                        4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         6

PART II. OTHER INFORMATION

Legal Proceedings                                                        11

Changes in Securities                                                    11

Defaults Upon Senior Securities                                          11

Submission of Matters to a Vote of Security Holders                      11

Other Information                                                        11

Exhibits and Reports on Form 8-K                                         11

Signatures                                                               12



* The Balance Sheet at December 31, 1997 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                         ALL COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                            September 30,   December 31,
                                                                 1998           1997
ASSETS
Current assets
    Cash and cash equivalents                                $   240,245    $ 2,175,226
    Accounts receivable-net                                    3,736,317      2,041,350
    Inventory                                                  4,256,452      1,097,883
    Advances to Maxbase, Inc.                                         --        127,080
    Other current assets                                         133,358         96,218
                                                             -----------    -----------
    Total current assets                                       8,366,372      5,537,757

Furniture, equipment and leasehold improvements-net              609,730        438,490

Deferred financing costs                                          48,525             --
Other assets                                                      38,214         31,359
                                                             -----------    -----------
    Total assets                                             $ 9,062,841    $ 6,007,606
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current portion of capital lease payable                 $    16,826    $        --
    Accounts payable                                           1,933,483        909,785
    Accrued expenses                                             632,184        323,892
    Customer deposits                                            879,546         37,052
    Income taxes payable                                              --          2,453
                                                             -----------    -----------
    Total current liabilities                                  3,462,039      1,273,182

Noncurrent liabilities
    Bank loan payable                                          1,500,000             --
    Capital lease payable, less current portion                   27,765             --
                                                             -----------    -----------
    Total noncurrent liabilities                               1,527,765             --
                                                             -----------    -----------
    Total liabilities                                          4,989,804      1,273,182

COMMITMENTS - See notes

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
   1,000,000 shares authorized, none issued or outstanding            --             --
Common Stock, no par value; 100,000,000 authorized;
   4,910,000 shares issued and outstanding                     5,229,740      5,229,740
Additional paid-in capital                                       332,024        316,611
Accumulated deficit                                           (1,488,727)      (811,927)
                                                             -----------    -----------
    Total stockholders' equity                                 4,073,037      4,734,424
                                                             -----------    -----------
    Total liabilities and stockholders' equity               $ 9,062,841    $ 6,007,606
                                                             ===========    ===========

                 See Notes to Consolidated Financial Statements

                         ALL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Nine months ended            Three months ended
                                                     September 30,                 September 30,
                                                  1998           1997           1998           1997
                                                  ----           ----           ----           ----
Net revenues                                  $ 8,445,116    $ 5,334,380    $ 3,108,202    $ 1,870,618
Cost of revenues                                5,905,306      3,694,713      2,194,385      1,324,126
                                              -----------    -----------    -----------    -----------

Gross margin                                    2,539,810      1,639,667        913,817        546,492

Operating expenses:
   Selling                                      2,275,805      1,065,030        844,339        458,006
   General and administrative                     957,334        700,674        376,533        282,912
                                              -----------    -----------    -----------    -----------

Total operating expenses                        3,233,139      1,765,704      1,220,872        740,918
                                              -----------    -----------    -----------    -----------

Loss from operations                             (693,329)      (126,037)      (307,055)      (194,426)
                                              -----------    -----------    -----------    -----------

Other (income) expenses
   Amortization of deferred financing costs        11,198        315,406          8,483             --
   Interest income                                (48,729)       (82,854)       (10,209)       (44,902)
   Interest expense                                21,002         27,779         19,950             --
                                              -----------    -----------    -----------    -----------

Total other (income) expenses                     (16,529)       260,331         18,224        (44,902)
                                              -----------    -----------    -----------    -----------

Loss before income taxes                         (676,800)      (386,368)      (325,279)      (149,524)

Income tax benefit                                     --        (16,485)            --        (54,342)
                                              -----------    -----------    -----------    -----------

Net loss                                      $  (676,800)   $  (369,883)   $  (325,279)   $   (95,182)
                                              ===========    ===========    ===========    ===========

Basic and diluted loss per common share       $     (0.14)   $     (0.09)   $     (0.07)   $     (0.02)
                                              ===========    ===========    ===========    ===========

Weighted average common shares outstanding
  for basic and diluted computation             4,910,000      4,217,464      4,910,000      4,910,000
                                              ===========    ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements

                         ALL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine months ended
                                                                              September 30,
                                                                           1998           1997
                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $  (676,800)   $  (369,883)
   Adjustments to reconcile net loss
   to net cash used by operating activities:
     Depreciation and amortization                                         157,841        368,224
     Loss on disposal of equipment                                           3,209             --
     Non cash compensation                                                  15,413             --
     Increase (decrease) in cash attributable
     to changes in assets and liabilities
       Accounts receivable                                              (1,694,967)    (1,340,041)
       Inventory                                                        (3,158,569)      (347,370)
       Advances to Maxbase, Inc.                                           127,080             --
       Other current assets                                                (37,140)      (114,833)
       Accounts payable                                                  1,023,698        589,435
       Accrued expenses                                                    308,292        192,532
       Income taxes payable                                                 (2,453)            --
       Deferred income taxes                                                    --        (12,373)
       Customer deposits                                                   842,494         23,332
                                                                       -----------    -----------
     Net cash used by operating activities                              (3,091,902)    (1,010,977)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of furniture, equipment and leasehold improvements           (270,080)      (294,923)
   Decrease (increase) in other assets                                      (6,855)           132
                                                                       -----------    -----------
     Net cash used by investing activities                                (276,935)      (294,791)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITES
   Proceeds from public offering                                                --      5,635,070
   Deferred stock offering costs                                                --     (1,062,760)
   Deferred financing costs                                                (59,723)            --
   Repayment of subordinated convertible note                                   --       (150,000)
   Proceeds from bank loans                                              1,500,000        125,000
   Payments on capital lease obligations                                    (6,421)            --
   Payments on bank loans                                                       --       (644,673)
                                                                       -----------    -----------
     Net cash provided by financing activities                           1,433,856      3,902,637
                                                                       -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (1,934,981)     2,596,869

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           2,175,226        645,614
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   240,245    $ 3,242,483
                                                                       ===========    ===========
Supplemental disclosures of cash flow information
   Cash paid during the period for:
     Interest                                                          $    21,002    $    27,779
                                                                       ===========    ===========
     Income taxes                                                      $        --    $     1,910
                                                                       ===========    ===========
   Acquisition of equipment
     Cost of equipment                                                 $    58,844    $        --
     Capital lease payable incurred                                         51,012             --
                                                                       -----------    -----------
     Cash down payment                                                 $     7,832    $        --
                                                                       ===========    ===========
Supplemental disclosures of non-cash financing activities
     Conversion of subordinated promissory notes to capital            $        --    $   600,000
                                                                       ===========    ===========
     Reclassification of deferred financing costs to paid-in capital   $        --    $    75,000
                                                                       ===========    ===========

                 See Notes to Consolidated Financial Statements

                         ALL COMMUNICATIONS CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                               SEPTEMBER 30, 1998

Note 1 - Basis of Presentation

      The accompanying financial statements of All Communications Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission.

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

Note 3 - Recently Issued Accounting Pronouncements

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

                         ALL COMMUNICATIONS CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                               SEPTEMBER 30, 1998

Note 4 - Legal Matters

      On July 16, 1998, MaxBase, Inc. (MaxBase) filed a Complaint against the Company and APC in the Superior Court of New Jersey, Law Division, in Bergen County. The Complaint alleges that the Company breached its agreement with MaxBase by failing to meet the required minimum purchase obligations thereunder. The Complaint further alleges misrepresentation and unfair trade practices, and seeks unspecified monetary damages as well as punitive and treble damages. The Complaint also seeks to enjoin the Company from enforcing any rights the Company has under the agreement. The Company believes the claims by MaxBase are without merit and intends to fully defend the suit and assert its rights under the agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause the Company's actual results in future periods to differ materially from such statements. These factors, risks and uncertainties, include the relatively short operating history of the Company; market acceptance and availability of new products; the non-binding and nonexclusive nature of reseller agreements with manufacturers; rapid technological change affecting products sold by the Company; the impact of competitive products and pricing, as well as competition from other resellers; possible delays in the shipment of new products; and the availability of sufficient financial resources to enable the Company to expand its operations.

Results of Operations

Nine Months Ended September 30, 1998 ("1998 period") Compared to Nine Months Ended September 30, 1997 ("1997 period") and Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997.

      Net revenues. Operating revenues for the 1998 period totaled $8,445,000, a record level for a nine-month period, representing a 58% increase over the revenues of $5,334,000 reported for the 1997 period. Operating revenues for the three month period ended September 30, 1998 totaled $3,108,000, representing a 66% increase over the revenues of $1,871,000 reported for the three month period ended September 30, 1997.

      Sales of voice communications products and services increased in the 1998 period by 66% to $4,474,000 over comparable 1997 revenues of $2,702,000 and for the three months ended September 30, 1998 by 45% to $1,547,000 over comparable 1997 revenues of $1,068,000. Revenues in the 1998 period were derived primarily from the sale of Lucent Technologies, Inc. (Lucent) and Panasonic telecommunications systems and software packages. Revenues in the 1997 period were derived primarily from the sale of Panasonic systems. Sales under the Company's Preferred Vendor Agreement with Cendant Corporation accounted for 17% and 16% of net revenues for the 1998 and 1997 nine-month periods, and 14% and 22% for the three-month periods, respectively.

      In 1998, the Company established significant customer relationships with Weichert Realtors for Panasonic telecommunications systems and Universal Health Services, Inc., for Lucent and Sony products. Weichert Realtors accounted for 8% and Universal Health Services accounted for 9% of net revenues for the 1998 period. The Company anticipates continued growth in the voice communications division, during the fourth quarter of 1998, due in part to increased revenue generated by the Structured Cable division and the Company's relationship with Weichert Realtors and Universal Health Services, Inc.

      Sales of videoconferencing equipment increased in the 1998 period by $1,339,000 or 51% to $3,971,000 as compared to $2,632,000 for the 1997 period, and by $751,000 or 94% to $1,553,000 for the three month period ended September 30, 1998 as compared to $802,000 for the comparable 1997 three month period. The Company increased its videoconferencing customer base in the 1998 period through the introduction of lower cost videoconferencing systems manufactured by Polycom. The increase in videoconferencing systems sold has more than offset the reduction in the average selling price. The Company anticipates continued growth in the videoconferencing division during the fourth quarter of 1998, due in part to lower cost systems becoming more affordable to a larger group of customers.

      Cost of revenues. Cost of revenues in the 1998 period was $5,905,000 or 70% of net revenues, as compared to $3,695,000 or 69% of net revenues in the 1997 period. Cost of revenues for the three-month period ending September 30, 1998 was $2,194,000 or 71% of net revenues, as compared to $1,324,000 or 71% of net revenues for the comparable 1997 three-month period. Cost of revenues consists primarily of net product, direct labor, insurance, warranty, and depreciation costs. The percentage increase in the 1998 period is related to higher fixed direct labor costs and changes in the mix of product revenues to lower margin more competitive products. The Company expects cost of revenues to remain constant during the fourth quarter of 1998.

      Selling. Selling expenses, which include sales salaries, commissions, sales overhead, and marketing costs, increased to $2,276,000, or 27% of net revenues in the 1998 period, as compared to $1,065,000 or 20% of net revenues in the 1997 period. During the three-month period ended September 30, 1998, selling expenses increased to $844,000, or 27% of net revenues as compared to $458,000, or 24% of net revenues for the comparable 1997 three-month period. The dollar increase was due in part to the costs of maintaining a new sales office in New York City, establishing a Structured Cable division, as well as higher commission-based videoconferencing sales. The Company expects selling costs to increase as it continues to expand its New York City office, its structured cable division, as well as, invest in product marketing to build its revenue base. During the 1998 period, the Company hired ten additional sales personnel.

      General and administrative. General and administrative expenses increased to $957,000 or 11% of net revenues in the 1998 period, as compared to $701,000 or 13% of net revenues in the 1997 period. During the three-month period ended September 30, 1998, general and administrative expenses increased to $377,000 or 12% of net revenues as compared to $283,000 or 15% of net revenues for the comparable 1997 three-month period. The Company expects general and administrative costs to decrease, as a percentage of sales, as revenue growth continues. The Company also expects general and administrative costs, reflected in dollars, to increase as administrative staff is added to manage expanded operations.

      Income taxes. The Company reported income tax benefits in the 1997 periods as a result of net operating loss carrybacks that will be used to obtain refunds of taxes paid in previous periods.

      Net loss. Increased costs associated with expanded operations have more than offset continued increases in net revenues. The Company reported a net loss of $677,000 or $.14 per share in the 1998 period, compared to a net loss of $370,000, or $.09 per share in the 1997 period. For the three-months ended September 30, 1998, the Company reported a net loss of $325,000 or $.07 per share compared to a net loss of $95,000 or $.02 per share for the comparable 1997 three-month period.

Liquidity and Capital Resources

      At September 30, 1998, the Company had working capital of $4,904,000, including $240,000 in cash and cash equivalents.

      Net cash used by operating activities for the 1998 period was $3,100,000 as compared to $1,011,000 for the 1997 period. Uses of cash in the 1998 period, including increases in accounts receivable due to record revenue growth, and higher inventory levels, more than offset noncash charges of $176,000, as well as increases in current liabilities.

      During the quarter ended September 30, 1998, the Company received additional stocking orders of Polycom videoconferencing units. The Company continues to stock significant inventories of selected products to maintain favorable vendor pricing and to ensure product availability to meet sales projections. Inventories also include approximately $430,000 of MaxShare 2 units. The Company has recently identified performance problems with the MaxShare 2 product in certain applications, and believes that MaxBase, Inc., the supplier of MaxShare 2, has a contractual obligation to correct any technical defects in the product. Pending resolution of this matter, the Company has ceased ordering product under its purchase commitment, and has also suspended shipments to distribution partners. On July 16, 1998, MaxBase, Inc. filed a Complaint against the Company and APC for breach of contract, misrepresentations and unfair trade practices. The Company believes the claims by MaxBase are without merit and intends to fully defend the suit and assert its rights under the agreement. See "Legal Proceedings".

      Investing activities for the 1998 period included purchases of $270,000 for building improvements, office furniture, and equipment. The categories with the largest increase include computer systems that are necessary to ensure year 2000 compliance, demonstration equipment used to sell both videoconferencing and voice communications equipment, and loaner equipment used to satisfy warranty and maintenance requirements.

      Cash flows from financing activities provided net cash of $1,434,000. In May 1998, the Company closed on a $5,000,000 working capital credit facility with an asset-based lender. Loan availability is based on 75% of eligible accounts receivable, as defined, and 50% of eligible finished goods inventory, with a cap of $1,200,000 on inventory financing. Outstanding borrowings bear interest at the lender's base rate plus 1% per annum, payable monthly, and are collateralized by a lien on accounts receivable, inventories, and intangible assets. The credit facility will have an initial term of two years, with annual renewals thereafter subject to the lender's review. During the 1998 period, the Company borrowed $1,500,000 on its working capital credit facility to help finance the increase in accounts receivable and inventory.

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

Year 2000

      In early 1998, Management initiated a company-wide program to prepare the Company's computer systems and applications for the year 2000, as well as to identify critical third parties which the Company relies upon to operate its business to assess their readiness for the year 2000. The Company's main computer system includes a Novell operating system running on a Dell file server. The Company's main computer applications include MAS90 accounting software and Top Of Mind customer service software. Individual desktop computers are running on a Windows 95 operating system and include desktop applications such as Microsoft Office 97. The Company recognizes, as critical third parties, major vendors, such as Lucent, Panasonic, Sony, and Polycom; major customers, such as Cendant, Weichert Realtors, and Universal Health Services, Inc; and other parties such as Landlords and utility companies.

      The Company has received confirmation from an independent outside consultant that the Novell operating system that runs the Company's file server is year 2000 compliant. The Company has also purchased the software to upgrade the MAS90 accounting system to be year 2000 compliant and will install the software during the fourth quarter of 1998. The supplier of the Top Of Mind customer service software has informed the Company that an upgrade will be available during the fourth quarter of 1998 that will make the software year 2000 compliant. The Company will install this upgrade during the first quarter of 1999.

      The Company has received written notice from all of its key vendors, Lucent Technologies, Sony, Panasonic, and Polycom, that all of their products that the Company sells are currently year 2000 compliant. The Company believes it has no year 2000 warranty exposure for products already sold.

      The Company is preparing a questionnaire to send to critical third parties, during the fourth quarter of 1998, to assess their year 2000 readiness. The questionnaire will seek to determine where companies stand in their year 2000 compliance program and how their relationship with the Company may be affected by any failure to address year 2000 issues. Issues that may arise in a worst case scenario include, but are not limited to, the ability of vendors to supply product and the ability of the Company's major customers to process and pay invoices when due. The Company will review the responses during the first half of 1999 and will consider preparing a contingency plan if the Comany deems it advisable.

      The Company has incurred internal payroll costs and software costs to address year 2000 issues. The costs incurred to date have not been material and the Company does not expect any additional costs to be material to the Company's operations or financial condition.

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

             None

Item 3.  Defaults Upon Senior Securities

             Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

             None

Item 5.  Other Information

         (a) A duly executed proxy given in connection with the Company's 1999 Annual Meeting of Stockholders will confer discretionary authority on the proxies named therein, or any of them, to vote at such meeting on any matter of which the Company does not have written notice on or before March 31, 1999, which is forty-five days prior to the calendar date on which the Company first mailed the proxy materials for its 1998 Annual Meeting of Stockholders, without advice in the Company's proxy statement as to the nature of such matter

Item 6.  Exhibits and Reports on 8-K

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


                         ALL COMMUNICATIONS CORPORATION
                                   Registrant


Date: November 13, 1998              By: /s/ Richard Reiss
                                         ---------------------------------
                                     Richard Reiss,
                                     President and Chief Executive
                                     Officer


Date: November 13, 1998              By: /s/ Scott Tansey
                                         ---------------------------------
                                     Scott Tansey
                                     Vice President - Finance
                                     (principal accounting officer)

                                  Exhibit Index

        Exhibit No.         Description
        -----------         -----------
             27              Financial Data Schedule