Form 10KSB
period 1998-12-31
ALL COMMUNICATIONS CORP/NJ
filed 1999-04-01
CIK 1031613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                   For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)


For the transition period from ____________ to ____________


                           Commission file number 1-12937


                         ALL COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)


            New Jersey                                   22-3124655
     (State of incorporation)                      I.R.S. Employer Number


            225 Long Avenue, P.O. Box 794, Hillside, New Jersey 07205
                    (Address of Principal Executive Offices)


                                  973-282-2000
              (Registrant's Telephone Number, Including Area Code)


           Securities registered pursuant to Section 12(b) of the Act


 Common Stock, no par value per share
Class A Common Stock Purchase Warrants               See * below
--------------------------------------           ---------------------
    Title of each class                          Name of each exchange
                                                  on which registered

           Securities registered pursuant to Section 12(g) of the Act

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $13,217,083 Aggregate market value of Common Stock held by nonaffiliates as of March 1, 1999: $3,318,750

     The number of shares outstanding of the registrant's Common Stock as of March 1, 1999 was 4,910,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference to Part III of this report.


* Effective February 9, 1999, the SEC granted the Company's application to withdraw its securities for listing and registration on the Boston Stock Exchange. The securities continue to be listed on the OTC Electronic Bulletin Board. See Item 5 herein.

                                     PART I


The statements contained in Part I and Part II herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 17A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause the actual results of All Communications Corporation (the "Company") in future periods to differ materially from such statements. These factors, risks and uncertainties include the relatively short operating history of the Company; market acceptance and availability of new products; the non-binding and nonexclusive nature of reseller agreements with manufacturers; rapid technological change affecting products sold by the Company; the impact of competitive products and pricing, as well as competition from other resellers; possible delays in the shipment of new products; and the availability of sufficient financial resources to enable the Company to expand its operations.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     All Communications Corporation and its wholly owned subsidiary AllComm Products Corporation ("APC") (collectively, the "Company") is engaged in the business of selling, installing, and servicing voice (including computer telephony integration ("CTI")), videoconferencing communications systems, and structured wiring systems, concentrating in the commercial and industrial marketplace. As a turnkey provider, the Company provides design, production, network implementation, installation, training and post-installation support. The Company's products and services are intended principally for use by all business and governmental entities. In connection with the sale and service of its products, the Company also markets other peripheral data and telecommunications products.

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

     VIDEOCONFERENCING. Videoconferencing communications entails the transmission of video and audio signals and computerized data between two or more locations through a digital telecommunication network. Videoconferencing communications systems were first introduced in the late 1970's in the form of specialized dedicated conference rooms outfitted with expensive electronic equipment and requiring trained operators. Signals were transmitted over dedicated transmission lines established between fixed locations. Market acceptance of early systems was limited because of the low quality of the video output, as well as the high hardware and transmission costs and limited availability of transmission facilities.

     Technological developments in the 1980's resulted in a dramatic increase in the quality of video communications, as well as a substantial reduction in its cost. The proliferation of switched digital networks, which transmit digital, as opposed to analog signals, eliminated the requirement of dedicated transmission lines. Advances in data compression and decompression technology, and the introduction of devices for separating and distributing digital signals over several channels simultaneously and recombining them after transmission, resulted in products with substantially improved video and audio quality and further reduced hardware costs. Competition among telecommunications carriers during the past decade, together with the expanded use of fiber optic technology and the development of integrated switched digital networks (`ISDN") have further contributed to reduced transmission costs.

     Further technological developments in the 1990's in videoconferencing systems resulted in accepted industry standards, which now enables compatibility among systems made by different manufacturers. These developments have increased the quality and features available in videoconferencing systems while significantly decreasing the costs to the customer.

     STRUCTURED CABLING SYSTEMS. A cabling or wiring system is a long-term infrastructure investment for voice and high-speed data transmission. Computer systems requiring high speed or maximum bandwidth for connectivity options require structured wiring systems to be in place. These systems can now be certified to meet connectivity requirements for management information systems as well as have assurance of handling future modifications. The Company believes that the demand for structured wiring systems is increasing due to a growing demand for computer systems and local area networks to run at continually higher speeds.

PRODUCTS AND SERVICES

     The Company provides turnkey integrated voice and videoconferencing solutions to its customers. The Company is a reseller of voice communications products manufactured by Lucent Technologies, Inc. ("Lucent"), the Business Telephone System Division of Panasonic Communications and Systems Company ("Panasonic") and Active Voice Corporation ("Active Voice") and videoconferencing products manufactured by Polycom, Inc. ("Polycom") and Sony Electronics Inc. ("Sony"). The Company sells, installs and maintains the full line of voice and videoconferencing products manufactured by these companies.

     VOICE COMMUNICATIONS. The Company is a reseller of Lucent and Panasonic digital key and hybrid telephone systems, PBX telephone systems, voice processing systems and CTI solutions. Lucent and Panasonic manufacture digital key and hybrid telephone systems which contain multi-featured fully electronic digital telephones, common control units, central processing units, and associated common equipment to provide service in the approximately 2,000 line and under marketplace. The Company distributes Lucent manufactured PBX systems under the name Definity which has a capacity expandable up to 25,000 ports. The Company also distributes a Panasonic manufactured PBX system under the name DBS 576 with a maximum capacity of 576 ports. A key telephone system provides each telephone with direct access to multiple outside trunk lines and internal communications through intercom lines. A PBX (private branch exchange) system, through a central switching system, permits the connection of internal and external lines. A hybrid switching systems provides, in a single system, both key telephone and PBX features. Key telephone equipment may be used with PBX equipment.

     The Company sells fully integrated voice processing systems manufactured by Lucent, Panasonic and Active Voice. The systems range from 2 to 64 voice ports and up to 330 hours of message storage. The systems have automated attendant features which allow for incoming calls to be answered electronically and distributed to specific extensions without the use of a switchboard operator. The systems can be interactive with display telephone sets. System users have the ability to access stored messages from any touch-tone telephone. The systems have the capability to automatically notify a user outside the system of urgent messages. The systems have additional features which can be customized to the needs of the end user.

     Several of Lucent and Panasonic systems support open architecture interfaces that allow external computers to interact and control the systems through industry standard interfaces. The systems support an RS-232 system level interface, an RS-232 Hayes based desktop interface and a Windows Dynamic Data Exchanges (DDE) interface. The systems have Developer Toolkits available that include the detailed interface specifications, applications notes and development tools to assist third party software developers to develop vertical market CTI applications for the products. Applications include database look-up (which utilizes caller-ID information to retrieve customer information automatically from a computerized database), automated attendant, interactive voice response and call accounting (which permits the monitoring of telephone usage and toll cost). Several of the systems support Microsoft Telephone Application Programming Interface (TAPI) and Novell Telephony Services Applications Programming Interface (TSAPI). There are Windows-based interfaces available for personal computers to facilitate installation, system configuration and programming.

     The Company sells, installs and services Panasonic products throughout the United States both through employees of the Company and subcontractors. The Company currently sells Lucent products through its direct sales force, and installs and services Lucent products both through employees of the Company and nationwide through subcontracting arrangements with Lucent directly and with other Lucent dealers.

     The Company also sells, installs, and maintains peripheral equipment and components manufactured by other vendors. Such equipment and components are readily available through multiple manufacturers and suppliers.

     VIDEOCONFERENCING. The Company began selling videoconferencing products in 1994. The Company provides Sony and Polycom videoconferencing systems for United States customers on a global basis, with a concentration in the Northeastern United States. The Company's customers include business, education, health care and government agencies. The Company: (i) provides its customers with systems produced by both Sony and Polycom, worldwide manufacturers of room based videoconferencing equipment, and ancillary equipment manufactured by others,
(ii) selects and integrates those systems and components into complete systems designed to suit each customer's particular communications requirements, (iii) develops custom software and hardware components when necessary and (iv) provides training and other continuing services designed to insure that its customers fully and efficiently utilize their systems. In 1998, the Company sold and installed over 300 videoconferencing systems, as compared to approximately 100 systems in 1997.

     In January 1999, the Company executed an agreement with Sprint Communications Company LP to act as an authorized sales agent for Sprint's advanced network and videoconferencing services in Sprint's Video Partners Program. This agreement enables the Company to provide a telecommunications network service component to its overall line of products and services. Under the agreement, the Company receives a percentage of Sprint's monthly charges billed to the Company's customers for usage of Sprint's telecommunications network.

     STRUCTURED CABLING SYSTEMS. The Company offers structured cabling systems by NORDX/CDT and Lucent. Structured cabling systems offer state of the art, high bandwidth, standards based wiring infrastructure with a long life cycle which support current technologies, and also can support higher speeds for future technologies. Structured cabling systems can be implemented for a few end users or up to thousands of end users per installation depending on the needs of the end user.

During the fiscal years ended December 31, 1998 and 1997, approximately 54% and 52%, respectively, of the Company's total sales were attributable to the sale of voice communications equipment, and approximately 46% and 48%, respectively, of the Company's total sales were attributable to the sale of videoconferencing communications equipment.

STRATEGY

     The Company's objective is to increase revenue through the expansion of sales to new customers and sales of additional products and services to existing customers. The Company seeks to achieve this objective by: (i) strengthening business relationships with customers by offering leading edge telecommunications solutions, (ii) expanding sales and marketing efforts, and
(iii) training technical and sales staff to enable the Company to maintain its high level of expertise.

     The Company has aligned itself with industry-leading manufacturers and service providers of multi-medium communications through reseller agreements, distribution agreements and partnering alliances. These relationships position the Company to offer its customers a wide range of technologically advanced products and services. The Company uses its expertise to customize the products and services as an integrated solution for its customers communications needs.

     The Company is aggressively selling its products and services to new and existing customers. During 1998, the Company opened two additional sales offices and hired 13 additional sales people. Additionally, the Company increased the amount of business it does with Cendant Corp. and established a significant relationship with a new customer, Universal Health Services, Inc.

     The Company conducts comprehensive training to seek to ensure expertise in system design, product knowledge, installation and support. The Company believes that customer satisfaction is what differentiates it from other resellers and is essential in attracting new business, gaining repeat business from existing customers and maintaining its alliances with the leading manufacturers and service providers in the industry.

RESELLER AGREEMENTS

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

     In November 1997, the Company signed a one year nonexclusive distribution agreement with Lucent to sell, install and maintain Lucent Partner, Legend and Definity telephone systems, voice mail and CTI software as an authorized Lucent dealer. The Company also has authority to resell, install and maintain Lucent peripheral products. This agreement has been renewed through March 2001.

     The Company has an agreement with Panasonic authorizing the Company to serve as its nonexclusive reseller in the United States. The agreement is automatically renewable for successive one-year terms unless terminated by either party upon at least 30 days' prior notice, or immediately by Panasonic upon written notice to the Company if the Company is in default in the performance of its obligations under the agreement, or upon the bankruptcy or insolvency of the Company

MAJOR CUSTOMERS

     The Company continues to sell its telephone and voice processing systems to the real estate brokerage Franchisees of Cendant Corp. (formerly HFS Incorporated) pursuant to the Company's Preferred Vendor Agreement. Sales under this agreement accounted for 12% and 15% of net revenues for fiscal 1998 and 1997, respectively.

     In 1998, the Company established significant customer relationships with Universal Health Services, Inc., for Lucent and Sony products. Universal Health Services accounted for 11% of net revenues for fiscal 1998.

SALES AND MARKETING

     The Company markets and sells its products and services directly to customers through a sales and marketing organization supported by sales, technical and training personnel versed in the specifications and features of the voice communications and videoconferencing systems sold to customers. The Company markets both voice communications and videoconferencing systems through its direct sales force. The Company provides training to its sales force to maintain the expertise necessary to effectively market and promote the systems.

     The manufacturers, which the Company represents, furnish the Company with sales, advertising and promotional materials, which the Company in turn furnishes to its existing customers and prospective customers in conjunction with sales promotion programs of the manufacturers. The Company maintains up to date systems for demonstration and promotion to customers and potential customers. Technical and training personnel attend installation and service training sessions offered by its manufacturers from time to time to enhance their knowledge and expertise in the installation and maintenance of the systems.

     The   Company   hosts   seminars   for  the   purposes   of   demonstrating
videoconferencing systems to its prospective customers, and to provide prospective customers the opportunity to learn more about the Company's products and services.

     The Company provides customers of both voice communication and videoconferencing systems with a full complement of services to ensure customer satisfaction and optimal utilization of the systems. As a preliminary component of a sale to a customer or prospective customer, the Company provides consulting services in order to assess the customer's needs and specifications and to determine the most effective method to achieve those needs. Upon delivery of the system, Company employees install and test the equipment to make sure the systems are fully functional. In situations where a customer is located at a great distance from the Company's offices, the Company, on an as-needed bases, will engage the services of an installation subcontractor located in close geographic proximity to the customer, for the installation and testing of equipment sold by the Company to the customer. The retention of an installation subcontractor located in close proximity to a customer benefits the customer through quick and cost-effective installation of the system. After the equipment is functional, the Company provides training to all levels of the customer's organization. Training includes instruction in systems operation and, with respect to videoconferencing systems, planning and administration of meetings.

     The Company maintains a 24-hour toll-free technical support hotline that customers may call. The Company provides 7 by 24 real-time support for its global videoconferencing customers. The Company also provides onsite support and maintenance which includes the repair and/or replacement of equipment.

     In February 1999, the Company established a web site, located at www.allcommunications.com. Through the site, users can access detailed information on the products and services offered by the Company. During 1999, the Company intends to sell products directly through the site.

EMPLOYEES, CONSULTANTS AND SUBCONTRACTORS

     As of March 1, 1999, the Company had fifty-four (54) full-time employees, as well as a network of fifty (50) consultants and installation subcontractors who are available on an as-needed basis for marketing support and to provide contract installation. Twenty (20) of the Company's employees are engaged in marketing and sales, twenty (20) in installation service and customer support and fourteen (14) in finance and administration. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.

COMPETITION

     The voice and videoconferencing communications industries have been characterized by pricing pressures and business consolidations. The Company competes with other resellers, as well as manufacturers of voice communications and videoconferencing systems, many of which are larger, have greater recognition in the industry, a longer operating history and greater financial resources than the Company. The Company's competitors in the voice communications sector include Lucent, Northern Telecom, Toshiba America, Inc., Siemens Corporation and NEC Corporation. The Company also competes with other dealers of voice communication products. The Company's competitors in the videoconferencing communications sector include Picturetel Corporation, Tandberg Inc., VTEL Corporation, MCI Worldcomm and other dealers. Existing competitors may continue to broaden their product lines and expand their retail operations, and potential competitors may enter into or increase their focus on the voice and/or videoconferencing communications market, resulting in greater competition for the Company. In particular, management believes that as the demand for videoconferencing communications systems continues to increase, additional competitors, many of which also will have greater resources than the Company, will enter the videoconferencing market.

     The Company believes that its technical expertise and commitment to customer service and support allow it to compete favorably. The Company conducts comprehensive sales and product training for all its sales and marketing personnel. The Company believes that such training results in its employees having a high level of product and industry knowledge which makes the Company more attractive to end users. The Company also strives to provide prompt and efficient installation, customer training and after sales service which the Company believes results in repeat business as well as new referrals.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's headquarters are located at 225 Long Avenue, Hillside, New Jersey, 07205. These premises consist of 7,180 square feet of office space, and 7,400 square feet of secured warehouse facilities. The term of this lease is for a period of five years expiring on May 31, 2002. The base rental for the premises during the term of the lease is $87,040 per annum. In addition, the Company is also obligated to pay its share of the Landlord's operating expenses (i.e., those costs or expenses incurred by the Landlord in connection with the ownership, operation, management, maintenance, repair and replacement of the premises, including, among other things, the cost of common area electricity, operational services and real estate taxes). The Company has an option to renew the lease for an additional term of five years, provided the Company is not in default under the terms of the lease at the time of renewal. The Hillside premises serve as the Company's headquarters and are utilized for executive, administrative and sales functions, the demonstration of the Company's voice and videoconferencing systems and the warehousing of the Company's inventory. At the present time, there is additional adjoining space in both the office and warehouse areas should the Company seek to expand this facility.

     The Company maintains an office at 35 Nutmeg Drive, Trumbull, Connecticut, 16611 under a written lease for a five-year term expiring November 30, 2002. This facility is used primarily as a sales and demonstration office. It consists of approximately 1,820 square feet at an annual rental of $20,020. In addition the Company is required to pay its share of lessor's operating expenses and electricity.

     During 1998, the Company opened an office on 116 John St., New York City, New York 10038 and on 9257 Lee Avenue, Manassas, Virginia 20110. Both facilities are used primarily as sales and demonstration offices. The New York City facility consists of approximately 2,000 square feet at an annual rent of $47,500. The term of the lease is five years. The Manassas facility consists of approximately 1,000 square feet under a one-year lease term that continues on a month-to-month basis. Monthly rent is $800.

     The Company maintains various demonstration facilities throughout the northeast, Atlantic coast and Pacific coast areas. It leases premises in Washington, D.C. at 1130 Connecticut Avenue, NW Suite 425, 20036. The occupancy is under an informal month to month lease for which the Company pays a monthly rental of $2,500. There are several other locations not under lease which the Company uses, from time to time, for demonstration purposes in exchange for permitting the lessor to use the demonstration equipment and in some cases, the Company reimburses the lessor for the use of ISDN lines. These sites are 2974 Scott Blvd., Santa Clara, CA 95054; 1301 West Copans Road, Suite F-1, Pompano Beach, Florida; The Chamber of Commerce Building, 200 South Broad Street, Suite 700, Philadelphia, Pennsylvania, 19102 and 331 River Street, West Newton, Massachusetts, 02165.

ITEM 3. LEGAL PROCEDINGS

     On July 16, 1998, MaxBase, Inc. filed a Complaint against the Company and APC in the Superior Court of New Jersey, Law Division, in Bergen County. The Complaint alleges that the Company breached its agreement with MaxBase Inc., for Maxshare 2 units by failing to meet the required minimum purchase obligations thereunder. The Complaint further alleges misrepresentation and unfair trade practices. The Complaint also seeks to enjoin the Company from enforcing any rights the Company has under the agreement. Maxbase claims damages of $508,200 in lost profits for units not purchased and $945,300 in lost profits for units sold to the Company below market price, as well as unspecified punitive and treble damages. In March 1999, the plaintiff added claims for defamation and tortious interference. A trial is expected to occur in late 1999. The Company believes the claims by MaxBase are without merit and intends to fully defend the suit and assert its rights under the agreement. The Company has filed a counterclaim for alleged defects in the Maxshare 2 units.

     On November 24, 1997, Moutain Plaza Associates, the landlord of the Company's former headquarters, filed a complaint against the Company in the Superior Court of New Jersey, Law Division, in Essex County. The landlord alleges that the Company defaulted on and breached its lease by vacating the premises during the lease term, and seeks compensatory damages of $233,720 and recovery of legal costs. The Company believes it has meritorious defenses to the claims and has asserted counterclaims against the plaintiff. A trial is expected to occur in May 1999. In the opinion of management, the ultimate outcome of the lawsuit is not expected to have a material impact on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock has been listed and traded on the OTC Electronic Bulletin Board since April 28, 1997 under the symbol "ACUC". The following table sets forth the high and low bid prices of a share of Common Stock for each quarter as set forth below. Quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                           1997                         High      Low
        ----------------------------------------------------------------
        2nd quarter (from April 28, 1997)               9-1/4     5-7/8
        3rd quarter                                    10-1/4     3-1/2
        4th quarter                                     4-3/8       1/2


                          1998                          High      Low
        ----------------------------------------------------------------
        1st quarter                                     1-7/16       3/8
        2nd quarter                                    1-11/16    1-1/16
        3rd quarter                                      1-1/8    1-1/16
        4th quarter                                     1-1/16       1/2


     The Common Stock also had been listed and traded on the Boston Stock Exchange ("BSE") from April 28, 1997 through the close of business on February 8, 1999, under the symbol "CMN". Effective at the opening of business on February 9, 1999, the Securities and Exchange Commission granted the Company's application to withdraw the Common Stock and Redeemable Class A Common Stock Purchase Warrants for listing and registration on the BSE. The overwhelming percentage of trading in the Company's securities occurs on the OTC Electronic Bulletin Board. In view of the costs and expenses attendant upon continuing such listing, particularly in view of the paucity of trading of the Company's securities on the BSE, the Company decided to withdraw its listing on the BSE. The following table sets forth the high and low closing prices for a share of Common Stock for each quarter as set forth below.

                            1997                        High      Low
        ----------------------------------------------------------------

         2nd quarter (from April 28, 1997)                   9         9
         3rd quarter                                    5-1/16     4-5/8
         4th quarter                                     4-5/8   1-27/32


                            1998                        High      Low
        ----------------------------------------------------------------

        1st quarter                                      4-5/8   1-27/32
        2nd quarter                                     1-7/16     1-1/4
        3rd quarter                                     1-5/32    1-5/32
        4th quarter                                     1-5/32    1-5/32


     The Company has not declared or paid any cash or stock dividends on the Common Stock and is prohibited from doing so under its working capital credit facility.

     As of March 18, 1999, there were 38 record holders of Common Stock. Institutions, as holders of record, may hold Common Stock in nominees or street name accounts on behalf of multiple beneficial owners.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 ("FISCAL 1998") COMPARED TO YEAR ENDED DECEMBER 31, 1997 ("FISCAL 1997")

     NET REVENUES. Net revenues increased in fiscal 1998 by $6,292,000, or 91%, to $13,217,000, a record level for a twelve-month period, as compared to fiscal 1997 revenues of $6,925,000. Sales were higher in both the voice communications and videoconferencing categories.

     Voice communications-Sales of voice communications products and services increased in fiscal 1998 by $3,497,000, or 97%, to $7,146,000 as compared to fiscal 1997 revenues of $3,649,000. The increase was due in part to increased marketing efforts, including the hiring of additional sales personnel in 1998 and 1997, as well as increased revenue generated by the sale of Lucent products to a significant new customer, Universal Health Services, Inc. Revenues in fiscal 1998 were derived primarily from the sale of Lucent and Panasonic telecommunications systems and software packages. Revenues in fiscal 1997 were derived primarily from the sale of Panasonic systems. Sales under the Company's Preferred Vendor Agreement with Cendant accounted for 12% and 15% of net revenues for fiscal 1998 and 1997, respectively.

     In 1998, the Company established significant customer relationships with Universal Health Services, Inc. for Lucent and Sony products. Universal Health Services accounted for 11% of net revenues for fiscal 1998. The Company anticipates continued growth in the voice communications division for the year ending December 31, 1999 due in part to projected revenue increases in the structured cable division and from the Company's relationships with Cendant and Universal Health Services.

     Videoconferencing-Sales of videoconferencing systems increased in fiscal 1998 by $2,795,000, or 85%, to $6,071,000 as compared to $3,276,000 for fiscal
1997. The company increased its videoconferencing customer base in fiscal 1998 through the introduction of lower cost videoconferencing systems manufactured by Polycom. The reduction in the average selling price of videoconferencing systems has been more than offset by the increase in units sold. The Company anticipates the continued expansion of its customer base throughout 1999, as lower cost systems become more affordable to a larger group of customers. Increased sales of these lower cost systems, however, have started to lower the Company's gross margins. The Company anticipates selling peripheral items at higher margins to help maintain the Company's historical gross margin levels.

     GROSS MARGINS. Gross margin dollars increased by $1,741,000, or 86%, to $3,769,000 or 29% of net revenues in fiscal 1998, as compared to $2,028,000, or 29% of net revenues in fiscal 1997. Margins as a percentage of total revenue are expected to fluctuate, depending on such factors as sales volume, the mix of product revenues, and changes in fixed costs during a given period. Cost of revenues consists primarily of net product, direct labor, insurance, warranty, and depreciation costs. The increase in gross margin dollars is the result of increased revenue.

     SELLING. Selling expenses, which include sales salaries, commissions, sales overhead, and marketing costs, increased by $1,402,000, or 77%, to $3,214,000, or 24% of net revenues in fiscal 1998, as compared to $1,812,000 or 26% of net revenues in fiscal 1997. The dollar increase was due in part to higher salary expense resulting from additions to sales personnel in 1998, the costs of maintaining a new sales office in New York City, establishing a structured cable division, as well as higher commission-based videoconferencing sales. The Company added 13 salespeople during 1998. The Company expects selling costs, reflected in dollars, to increase in 1999 due to projected revenue growth and investments in product marketing.

     GENERAL AND ADMINSTRATIVE. General and administrative expenses increased by $374,000, or 40%, to $1,310,000, or 10%, of net revenues in fiscal 1998, as compared to $936,000, or 14%, of net revenues in fiscal 1997. The dollar increase is attributable primarily to higher salary expense and related costs associated with the increase in administrative staff necessary to manage expanded operations, higher occupancy costs and other administrative overhead. For the foreseeable future, the Company expects general and administrative costs to decrease, as a percentage of revenues, as revenue growth continues.

     OTHER (INCOME) EXPENSES. In 1998, this category includes $20,000 of amortization of deferred financing costs related to the working capital credit facility as compared with a non-recurring charge of $315,000 associated with bridge financing in 1997 (See Notes to the Consolidated Financial Statements). The Company also reported interest income of $56,000 and $118,000 in 1998 and 1997, respectively. The reduction in interest income is a result of the Company's use of cash raised in 1997 to fund operations. The Company also reported interest expense of $57,000 and $28,000 in 1998 and 1997, respectively. The increase in interest expense is a result of the Company using its working capital credit facility to fund growth. The Company expects interest expense, in 1999, to increase over 1998 levels due to expected increases in bank borrowings.

     INCOME TAXES. The income tax provision in 1998 consists principally of amounts due to various state taxing authorities. The 1997 provision includes refundable taxes of $47,000 from the carryback of the current year's federal net operating loss. The Company has established a valuation allowance to offset additional tax benefits from the carryforward of unused federal operating losses of $829,000 and other deferred tax assets, due to the uncertainty of their realization. Management evaluates the recoverability of deferred tax assets and the valuation allowance on a quarterly basis. At such time it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced.

     NET LOSS. The Company reported a net loss in fiscal 1998 of $777,000, or $.16 per share as compared to $892,000 or $.21 per share in fiscal 1997. Increased costs associated with expanded operations have more than offset continued increases in net revenues.

Liquidity and Capital Resources

     At December 31, 1998 the Company had working capital of $5,702,000, including approximately $326,000 in cash.

     Net cash used by operating activities in fiscal 1998 and fiscal 1997 was $3,842,000 and $2,004,000, respectively. During the year, accounts receivable levels rose by $2,277,000 due to a 91% increase in revenues. The Company also increased inventory levels by $2,442,000. These increases more than offset a $1,023,000 increase in accounts payable and accrued expenses. The Company funded operating cash needs from cash reserves and through borrowings under its credit facility. The Company believes that its credit facilities together with cash generated from operations will be sufficient enough to provide adequate working capital during 1999.

     The Company continues to stock significant inventories of selected products to maintain favorable vendor pricing and to ensure product availability to meet sales projections. Inventories also include approximately $394,000 of MaxShare 2 Units. During 1998, the Company identified performance problems with the MaxShare 2 product in certain applications and believes that MaxBase, Inc., the supplier of MaxShare 2, has a contractual obligation to correct any technical defects in the product. Pending resolution of this matter, the Company has ceased ordering product under its purchase commitment, and has also limited shipments to distribution partners. On July 16, 1998, MaxBase, Inc. filed a Complaint against the Company and APC for breach of contract, misrepresentations and unfair trade practices. The Company believes the claims by MaxBase are without merit and intends to fully defend the suit and assert its rights under the agreement. See "Legal Proceedings".

     Investing activities for 1998 included purchases of $330,000 for building improvements, office furniture, and equipment. The more significant purchases include computer systems necessary to upgrade the Company's information systems, demonstration equipment used to sell both videoconferencing and voice communications equipment, and loaner equipment used to satisfy warranty and maintenance requirements. Investing activities used $399,000 of cash in 1997.

     Cash flows from financing activities provided net cash of $2,330,000. In May 1998, the Company closed on a $5,000,000 working capital credit facility with an asset-based lender. Loan availability is based on 75% of eligible accounts receivable, as defined and 50% of eligible finished goods inventory, with a cap of $1,200,000 on inventory financing. Outstanding borrowings bear interest at the lender's base rate plus 1% per annum (8.75% at December 31, 1998), payable monthly, and are collateralized by a lien on accounts receivable, inventories, and intangible assets. The credit facility has an initial term of two years, with annual renewals thereafter subject to the lender's review.
During the 1998 period, the Company borrowed $2,403,000 on its working capital credit facility to help finance the increase in accounts receivable and inventory. At December 31, 1998, the Company had $1,369,000 available for borrowing under this facility.

     The credit facility contains certain financial covenants. At December 31, 1998, the Company was in violation of both the net worth and net loss covenants. On March 17, 1999, the Company received a waiver from the lender regarding these requirements as of December 31, 1998 and has established new covenants as of June 30, 1999. At December 31, 1998, the loan has been classified as non current in the Company's balance sheet because, in the opinion of management, it is probable that the new covenants will be satisfied.

     At December 31, 1998, the Company had net operating loss carryforwards of $829,000 and $1,037,000, for federal and state income tax purposes, respectively. These net operating loss carryforwards are available to offset future taxable income, if any through, 2013.

     The Company does not presently have any material commitments for capital expenditures.

Inflation

     Management does not believe inflation had a material adverse effect on the financial statements for the period presented.

Year 2000

     In early 1998, Management initiated a company-wide program to prepare the Company's computer systems and applications for the year 2000, as well as to identify critical third parties which the Company relies upon to operate its business to assess their readiness for the year 2000. The Company's primary computer network includes a Novell operating system running on a Dell File Server. The Company's main computer applications include MAS90 accounting software and Top Of Mind customer service software. Individual desktop computers are running on a Windows 95, 98 or NT operating system and include desktop applications such as Microsoft Office 97. The Company uses Dell personal computers on most desktops.

     The Company has received confirmation from an independent outside consultant that the Novell operating system that runs the Company's file server is year 2000 compliant. Dell has indicated that all of the Company's Dell computers are year 2000 compliant. The Company has also upgraded the MAS90 accounting system and the Top Of Mind customer service software to be year 2000 compliant. The software upgrades to the MAS90 accounting system and the Top Of Mind customer service software were included as part of the Company's annual maintenance contracts. The Company has not tested its systems for year 2000 readiness and, presently, does not intend to do so.

     The Company recognizes, as critical third parties, major vendors, such as Lucent, Panasonic, Sony, and Polycom; major customers, such as Cendant, and Universal Health Services, Inc; and other parties such as Landlords and utility companies.

     The Company has received written notice from all of its key vendors, Lucent Technologies, Sony, Panasonic, and Polycom that all of their products that the Company sells are currently year 2000 compliant. The Company believes it has no year 2000 warranty exposure for products already sold.

     During the 4th quarter of 1998, the Company mailed a questionnaire to critical third parties to assess their year 2000 readiness. The questionnaire addressed issues such as where companies stand in their year 2000 compliance programs and how their relationship with the Company would be affected by any failure to address year 2000 issues. The responses received indicated that third parties are addressing and implementing programs to address the year 2000 issue. The Company does not feel that a contingency plan is necessary.

     As of December 31, 1998, the Company had not incurred any expenditures relating to the year 2000 issue. The Company does not expect any additional cost to be material to the Company's operations or financial condition.

Effect of Recently issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for all derivative instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have an impact on the Company's financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are filed in this item 7:

     Report of Independent Certified Public Accountants

     Consolidated Balance sheets at December 31, 1998 and 1997

     Consolidated Statements of Operations for each of the two years in the period ended December 31, 1998.

     Consolidated Statements of Stockholders' Equity for each of the two years in the period ended December 31, 1998.

     Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 1998.

     Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and the
Stockholders of All Communications Corporation

We have audited the accompanying consolidated balance sheets of All Communications Corporation and Subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of All Communications Corporation and Subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

BDO Seidman, L.L.P.

Woodbridge, New Jersey
February 16, 1999 (except for
Note 6 which is as of
March 17, 1999)

                         ALL COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,
                                                                                            -------------------------
                                                                           Notes               1998           1997
                                                                           -----            -----------    -----------
ASSETS
Current assets
   Cash and cash equivalents                                                  2             $   325,915    $ 2,175,226
   Accounts receivable (net of allowance for doubtful accounts of
      $117,700 and $60,500 respectively)                                                      4,317,853      2,041,350
   Inventory                                                                  2               3,540,281      1,097,883
   Advances to Maxbase, Inc.                                                  3                    --          127,080
   Other current assets                                                                          45,577         96,218
                                                                                            -----------    -----------
   Total current assets                                                                       8,229,626      5,537,757
                                                                                            -----------    -----------

Furniture, equipment and leasehold improvements-net                          2,4                611,518        438,490

Deferred financing costs                                                      6                  43,271           --
Other assets                                                                                     38,214         31,359
                                                                                            -----------    -----------
   Total assets                                                                             $ 8,922,629    $ 6,007,606
                                                                                            ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of capital lease obligations                               6             $    17,365    $      --
   Accounts payable                                                                           1,412,616        909,785
   Accrued expenses                                                           5                 844,082        323,892
   Income taxes payable                                                      2,9                  2,860          2,453
   Deferred revenue                                                                             156,133           --
   Customer deposits                                                                             94,721         37,052
                                                                                            -----------    -----------
   Total current liabilities                                                                  2,527,777      1,273,182
                                                                                            -----------    -----------

Noncurrent liabilities
   Bank loan payable                                                          6               2,403,216           --
   Capital lease obligations, less current portion                            6                  23,221           --
                                                                                            -----------    -----------

   Total noncurrent liabilities                                                               2,426,437           --
                                                                                            -----------    -----------
   Total liabilities                                                                          4,954,214      1,273,182
                                                                                            -----------    -----------

COMMITMENTS  AND CONTINGENCIES                                               2,10

STOCKHOLDERS' EQUITY                                                          8
Preferred stock, $.01 par value;
  1,000,000 shares authorized, none issued or outstanding                                          --             --
Common Stock, no par value; 100,000,000 authorized;
  4,910,000 shares issued and outstanding                                                     5,229,740      5,229,740
Additional paid-in capital                                                                      327,943        316,611
Accumulated deficit                                                                          (1,589,268)      (811,927)
                                                                                            -----------    -----------
       Total stockholders' equity                                                             3,968,415      4,734,424
                                                                                            -----------    -----------
       Total liabilities and stockholders' equity                                           $ 8,922,629    $ 6,007,606
                                                                                            ===========    ===========


          See accompanying notes to consolidated financial statements

                         ALL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 Year ended
                                                                                                December 31,
                                                                                         ----------------------------
                                                                          Notes              1998            1997
                                                                          -----          ------------    ------------
Net revenues                                                               2             $ 13,217,083    $  6,925,169
Cost of revenues                                                                            9,447,592       4,897,176
                                                                                         ------------    ------------
Gross margin                                                                                3,769,491       2,027,993

Operating expenses:
   Selling                                                                                  3,213,965       1,811,924
   General and administrative                                                               1,309,577         935,967
                                                                                         ------------    ------------
Total operating expenses                                                                    4,523,542       2,747,891
                                                                                         ------------    ------------
Loss from operations                                                                         (754,051)       (719,898)
                                                                                         ------------    ------------
Other (income) expenses
   Amortization of deferred financing costs                                6                   19,669         315,406
   Interest income                                                         2                  (56,446)       (118,354)
   Interest expense                                                        6                   57,167          27,779
                                                                                         ------------    ------------
Total other expenses, net                                                                      20,390         224,831
                                                                                         ------------
Loss before income taxes                                                                     (774,441)       (944,729)

Income tax provision (benefit)                                            2,9                   2,900         (52,404)
                                                                                         ------------    ------------
Net loss                                                                                 $   (777,341)   $   (892,325)
                                                                                         ============    ============
Net loss per share:
   Basic and diluted                                                       2             $       (.16)   $       (.21)
                                                                                         ============    ============
Weighted average shares outstanding                                                         4,910,000       4,200,888
                                                                                         ============    ============

          See accompanying notes to consolidated financial statements

                         ALL COMMUNICATIONS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                                                       Retained
                                                            Common Stock             Additional        Earnings
                                                  ----------------------------        Paid-in        (Accumulated)
                                                     Shares           Amount          Capital          (Deficit)           Total
                                                  -----------      -----------      -----------       -----------       -----------
Balance at January 1, 1997                          3,000,000      $    90,000      $   375,000       $    80,398       $   545,398

Issuance of common stock through
   Initial Public Offering                          1,610,000        4,539,740             --                --           4,539,740

Conversion of subordinated notes                      300,000          600,000             --                --             600,000

Repayment of convertible note                            --               --            (75,000)             --             (75,000)

Issuance of underwriter option                           --               --                 70              --                  70

Issuance of stock options for services                   --               --             16,541              --              16,541

Net loss for the year                                    --               --               --            (892,325)         (892,325)
                                                  -----------      -----------      -----------       -----------       -----------
Balance at December 31, 1997                        4,910,000      $ 5,229,740      $   316,611       $  (811,927)      $ 4,734,424

Issuance of  stock options for services                  --               --             11,332              --              11,332

Net loss for the year                                    --               --               --            (777,341)         (777,341)
                                                  -----------      -----------      -----------       -----------       -----------
Balance at December 31, 1998                        4,910,000      $ 5,229,740      $   327,943       $(1,589,268)      $ 3,968,415
                                                  ===========      ===========      ===========       ===========       ===========


          See accompanying notes to consolidated financial statements

                         ALL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Year ended
                                                                                          December 31,
                                                                                   --------------------------
                                                                                       1998          1997
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $  (777,341)   $  (892,325)
  Adjustments to reconcile net loss
  to net cash used by operating activities:
     Depreciation and amortization                                                     224,474        398,158
     Loss on disposal of equipment                                                       3,209          6,575
     Non cash compensation                                                              11,332         16,541
     Increase (decrease) in cash attributable
     to changes in assets and liabilities
         Accounts receivable                                                        (2,276,503)    (1,359,939)
         Inventory                                                                  (2,442,398)      (600,530)
         Advances to Maxbase, Inc.                                                     127,080       (127,080)
         Other current assets                                                           50,641        (84,623)
         Other assets                                                                   (6,855)        30,051
         Accounts payable                                                              502,831        404,465
         Accrued expenses                                                              520,190        215,633
         Income taxes payable                                                              407          2,453
         Deferred income taxes                                                            --           (5,679)
         Deferred revenue                                                              156,133           --
         Customer deposits                                                              57,669         22,109
                                                                                   -----------    -----------
    Net cash used by operating activities                                           (3,849,131)    (1,974,191)
                                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of furniture, equipment and leasehold improvements                        (330,031)      (398,834)
                                                                                   -----------    -----------
    Net cash used by investing activities                                             (330,031)      (398,834)
                                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                                  --        5,635,070
  Stock offering costs                                                                    --       (1,062,760)
  Deferred financing costs                                                             (62,939)          --
  Repayment of convertible subordinated note                                              --         (150,000)
  Proceeds from bank loans                                                           2,403,216        125,000
  Payments on bank loans                                                                  --         (644,673)
  Payments on capital lease obligations                                                (10,426)          --
                                                                                   -----------    -----------
    Net cash provided by financing activities                                        2,329,851      3,902,637
                                                                                   -----------    -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                               (1,849,311)     1,529,612
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     2,175,226        645,614
                                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   325,915    $ 2,175,226
                                                                                   ===========    ===========
Supplemental  disclosures of cash flow  information
  Cash paid (received) during the period for:
     Interest                                                                      $    45,404    $    27,779
                                                                                   ===========    ===========
     Income taxes                                                                  $   (52,183)   $     1,910
                                                                                   ===========    ===========
  Acquisition of equipment
     Cost of equipment                                                             $    58,844    $      --
     Capital lease payable incurred                                                     51,012           --
                                                                                   -----------    -----------
     Cash down payment                                                             $     7,832    $      --
                                                                                   ===========    ===========
Supplemental disclosures of non-cash financing activities
  Conversion of subordinated promissory notes to capital                           $      --      $   600,000
                                                                                   ===========    ===========
  Reclassification of deferred financing costs to paid-in capital                  $      --      $    75,000
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

     Most of the products sold by the Company are purchased under non-exclusive dealer agreements with various manufacturers, including Panasonic Communications & Systems Company ("Panasonic") and Lucent Technologies, Inc. for digital business telephone systems and related products, and with Polycom, Inc. for dataconferencing and videoconferencing equipment. The agreements typically specify, among other things, sales territories, payment terms, purchase quotas and reseller prices. All of the agreements provide for early termination on short notice with or without cause. The termination of any of the Company's dealer agreements, or their renewal on less favorable terms than currently in effect, could have a material adverse impact on the Company's business. The Company also purchases videoconferencing and distance learning products from Sony Electronics Inc. under an informal reseller arrangement.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

     The consolidated financial statements include the accounts of All Communications Corporation and its wholly owned subsidiary, AllComm Products Corporation (APC). All material intercompany balances and transactions have been eliminated in consolidation.

Inventory

     Inventory is valued at the lower of cost (determined on a first in, first out basis), or market.

Use of estimates

     Preparation of the  consolidated  financial  statements in conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the provision for doubtful accounts receivable, warranty reserves, and the valuation allowance for deferred tax assets. Actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

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

Earnings per share

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Accordingly, basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period (4,910,000 and 4,200,888 shares in 1998 and 1997, respectively).

     Diluted earnings per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, adjusted for net shares that would be issued upon exercise of stock options and warrants using the treasury stock method. Diluted loss per share has not been presented because the effects of the computation were anti-dilutive.

Cash and cash equivalents

     The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of credit risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company places its cash and cash equivalents primarily in commercial checking accounts and money market funds. Commercial bank balances may from time to time exceed federal insurance limits; money market funds are uninsured.

     The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. Revenues generated from the Cendant agreement accounted for 12% and 15% of net revenues for the years ended December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, receivables from those sales represented approximately 6% and 15% of net accounts receivable, respectively.

     In 1998, the Company established customer relationships with Universal Health Services, Inc. for Lucent and Sony products. Universal Health Services accounted for 11% of net revenues for fiscal 1998.

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

Income taxes

     The Company uses the liability method to determine its income tax expense as required under Statement of Financial Accounting Standards No. 109 (SFAS
     109). Under SFAS 109, deferred tax assets and liabilities are computed based on differences between the financial reporting and tax basis of assets and liabilities, principally certain accrued expenses and allowance for doubtful accounts, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

Stock options

     Under SFAS No. 123, "Accounting for Stock-based Compensation", the Company must either recognize in its financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, using the fair value method, or make pro forma disclosures of such costs in a footnote to the financial statements. The Company has elected to continue to use the intrinsic value-based method of APB Opinion No. 25, as allowed under SFAS No. 123, to account for its employee stock-based compensation plans, and to include the required pro forma disclosures based on fair value accounting.

Recently issued accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for all derivative instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have an impact on the Company's financial position or results of operations.

NOTE 3 - ADVANCES TO MAXBASE, INC

     In September 1997, the Company entered into an exclusive distribution agreement with Maxbase, Inc., the manufacturer of "MaxShare 2", a patented bandwidth-on-demand line sharing device. Advances to Maxbase represent advances against purchase orders for MaxShare 2 units. Purchases of MaxShare 2 product amounted to $520,350 and $50,400 for the years ended December 31, 1998 and 1997, respectively. The Company has identified performance problems with the MaxShare 2 product in certain applications, and believes that MaxBase, Inc. (MaxBase), the supplier of MaxShare 2, has a contractual obligation to correct any technical defects in the product. Pending resolution of this matter, the Company has ceased ordering product under its purchase commitment, and has also limited shipments to distribution partners. On July 16, 1998, MaxBase filed a Complaint against the Company and APC for breach of contract, among other claims. (See Note
     10)

NOTE 4 - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Furniture, equipment and leasehold improvements consist of the following:


                                                     December 31,
                                                 -------------------
                                                   1998       1997
                                                 --------   --------
            Leasehold improvements               $ 85,028   $ 69,216
            Office furniture                      119,683     96,196
            Computer equipment and software       186,244     86,310
            Demonstration equipment               301,487    161,864
            Loaner/Warranty equipment              39,656       --
            Vehicles                              199,834    140,991
                                                 --------   --------
                                                  931,932    554,577
            Less:  Accumulated depreciation      (320,414)  (116,087)
                                                 --------   --------
                                                 $611,518   $438,490
                                                 ========   ========

     Depreciation expense was $204,805 and $82,752 for the years ended December 31, 1998 and 1997, respectively.

NOTE 5 - ACCRUED EXPENSES

     Accrued expenses consist of the following:


                                                     December 31,
                                                --------------------
                                                  1998        1997
                                                --------    --------
            Sales tax payable                   $ 92,098    $ 35,217
            Accrued warranty costs                75,000      67,749
            Accrued installation costs           300,764      36,466
            Other                                376,180     184,460
                                                --------    --------
                                                $844,042    $323,892
                                                ========    ========


NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

Bank loan payable

     In 1997, the Company had a $600,000 working capital line of credit. In May 1997, the Company terminated the credit facility and repaid all oustanding loans upon completion of its initial public offering.

     In May 1998, the Company closed on a $5,000,000 working capital credit facility with an asset-based lender. Loan availability is based on 75% of eligible accounts receivable, as defined, and 50% of eligible finished goods inventory, with a cap of $1,200,000 on inventory financing. Outstanding borrowings bear interest at the lender's base rate plus 1% per annum (8.75% at December 31, 1998), payable monthly, and are collateralized by a lien on accounts receivable, inventories, and intangible assets. The credit facility will have an initial term of two years, with annual renewals thereafter subject to the lender's review. The credit facility contains certain financial covenants. At December 31, 1998 the Company was in violation of both the net worth and net loss covenants. On March 17, 1999 the Company received a waiver from the lender regarding these requirements as of December 31, 1998 and has established new covenants as of June 30, 1999. At December 31, 1998, the loan has been classified as non current in the accompanying balance sheet because, in the opinion of management, it is probable that the new covenants will be satisfied.

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

     Each Bridge Unit consisted of one share of the Company's Common Stock and one warrant to purchase one share of Common Stock at a price of $4.25 per share. In May 1997, a total of $600,000 of Bridge Note principal was converted into 300,000 Bridge Note Units. The conversion feature on the remaining $150,000 Bridge Note was cancelled during the IPO registration process, and that note was subsequently repaid with interest.

     Costs incurred in connection with the Bridge Note private placement totaling $315,406 were charged to operations during fiscal 1997. This amount included an imputed value of $300,000, or $1.00 per Bridge Unit, assigned to the conversion feature of the Bridge Notes. The $75,000 imputed value relating to the cancelled conversion feature discussed above was charged to paid-in capital.

NOTE 7 - STOCK OPTIONS

Non-qualified options

     In March 1997, the Company issued to its president 750,000 five-year non-qualified options with an exercise price of $5.00 per share in conjunction with the amendment of his employment agreement. The Company issued a total of 179,000 and 232,500 additional options during 1998 and 1997 respectively, to various employees, directors, and advisors, with exercise prices ranging from $.50 to $4.00 per share.

Stock Option Plan

     In December 1996, the Board of Directors adopted the Company's Stock Option Plan (the "Plan") and reserved up to 500,000 shares of Common Stock for issuance thereunder. In June 1998, the Company's shareholders approved an amendment to the Company's Stock Option Plan increasing the amount of shares available under the plan to 1,500,000. The Plan provides for the granting of options to officers, directors, employees and advisors of the Company. The exercise price of incentive stock options ("ISOs") issued to employees who are less than 10% stockholders shall not be less than the fair market value of the underlying shares on the date of grant or not less than 110% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The exercise price of restricted stock options shall not be less than the par value of the shares to which the option relates. Options are not exercisable for a period of one year from the date of grant. Thereafter, options may be exercised as determined by the Board of Directors at the date of grant, with maximum terms of ten and five years, respectively, for ISO's issued to employees who are less than 10% stockholders and employees who are 10% stockholders. In addition, under the plan, no individual will be given the opportunity to exercise ISO's valued in excess of $100,000, in any calendar year, unless and to the extent the options have first become exercisable in the preceding year. The maximum number of shares with respect to which options may be granted to an individual during any twelve-month period is 100,000. The Plan will terminate in 2006.

     A summary of Plan and other options outstanding as of December 31, 1998, and changes during fiscal 1997 and 1998 are presented below:

                                                                              Range of
                                                                Fixed         Exercise
                                                               Options         Prices
                                                              ---------      ----------
           Options outstanding, January 1, 1997                    --              --
           Granted                                            1,250,000      $.875-5.00
                                                              ---------      ----------
           Options outstanding December 31, 1997              1,250,000       .875-5.00
           Granted                                              396,500        .50-4.00
                                                              ---------      ----------
           Options outstanding December 31, 1998              1,646,500        .50-5.00
                                                              =========      ==========
           Shares of common stock available for future
                  grant under the plan                        1,015,000
                                                              =========

     Additional information as of December 31, 1998 with respect to all outstanding options is as follows:


                                          Options Outstanding                    Options Exercisable
                               -------------------------------------------  ----------------------------
                                               Weighted
                                                Average         Weighted                      Weighted
                                               Remaining        Average                       Average
                                 Number       Contractual       Exercise        Number        Exercise
            Range of Price     Outstanding   Life (in years)      Price       Exercisable      Price
          -------------------- ------------- ----------------- -----------  -------------- -------------
          $              5.00       750,000        3.25        $    5.00        750,000      $   5.00
          $       3.85 - 4.00        50,974        3.61        $    3.92         25,974      $   3.85
          $       2.50 - 3.50       424,026        3.58        $    3.44        281,026      $   3.50
          $      1.063 - 1.50       266,500        4.40        $    1.14          4,000      $   1.09
          $        .50 - .875       155,000        4.08        $     .74        155,000      $    .74
                               ------------- ----------------- -----------  -------------- --------------
                                  1,646,500        3.61        $    3.54      1,216,000      $   4.07
                               ============= ================= ===========  ============== =============

     The Company has elected to use the intrinsic value-based method of APB Opinion No. 25 to account for all of its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying financial statements for stock options issued to employees because the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. The weighted-average grant date fair value of options granted during 1998 and 1997 under the Black-Scholes option pricing model was $.37 and $2.51 per option, respectively.

     The Company has adopted  the pro forma  disclosure  provisions  of SFAS No.
     123. Had compensation cost for all of the Company's stock-based compensation grants been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net loss and net loss per share as reported would have been increased to the pro forma amounts indicated below:

                                       Year ended               Year ended
                                    December 31, 1998       December 31, 1997
                                 -----------------------   ---------------------
            Net loss:
            As reported                 $(777,341)             $  (892,325)
            Adjusted pro forma           (884,675)              (3,819,968)

            Net loss per share:
            As reported                 $    (.16)             $      (.21)
            Adjusted pro forma               (.18)                    (.89)


     Compensation expense recognized in the Company's Statement of Operations totaled $11,332 and $16,541 in 1998 and 1997, respectively.

     The fair value of each option granted in 1998 and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                             1998              1997
                                           ----------       ----------
            Risk free interest rates          5.56%           6.14%
            Expected option lives          3.46 years       4.76 years
            Expected volatilities             46.5%            46.5%
            Expected dividend yields          None             None


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

     The Company also issued to the underwriter of the public offering, for nominal consideration, an option to purchase up to 70,000 Units. The Option is exercisable for a four-year period commencing one year from the effective date of the offering, at a per Unit exercise price of $8.40 per Unit. The Units are similar to those offered to the public.

     The  Company   received   proceeds  from  the  offering  of   approximately
     $4,540,000, net of related costs of registration.

Preferred Stock

     On December 6, 1996, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to authorize the issuance of up to 1,000,000 shares of Preferred Stock. The rights and privileges of the Preferred Stock have not yet been designated.

NOTE 9 - INCOME TAXES

     The income tax provision (benefit) consists of the following:

                                                        Years ended
                                                        December 31,
                                                   ----------------------
                                                     1998         1997
                                                   ---------    ---------
     Current:
       Federal                                     $    --      $ (46,905)
       State                                           2,900          180
                                                   ---------    ---------
     Total current                                     2,900      (46,725)
                                                   ---------    ---------
     Deferred:
       Federal                                      (252,791)     (97,724)
       State                                         (73,582)     (49,152)
       Valuation allowance                           326,373      141,197
                                                   ---------    ---------
     Total deferred                                     --         (5,679)
                                                   ---------    ---------
     Provision for income taxes (benefit)          $   2,900    $ (52,404)
                                                   =========    =========

     The current portion of the 1997 federal income tax benefit reflects refundable taxes from the carryback of net operating losses.

     The Company's effective tax rate differs from the statutory federal tax rate as shown in the following table:

                                                         Years ended
                                                         December 31,
                                                   ----------------------
                                                      1998         1997
                                                   ----------   ---------
     Computed "expected" tax benefit               $ (263,310)   $(321,208)
     State tax benefit, net of
     federal benefit                                  (41,557)     (32,298)
     Non-deductible financing costs                      --       102,000
     Valuation allowance                              326,373     141,197
     Other                                            (18,606)     57,905
                                                   ----------   ---------
                                                   $    2,900   $ (52,404)
                                                   ==========   =========

     The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of 1998 and 1997 are presented below:

                                                                    December 31,
                                                               ----------------------
                                                                 1998         1997
                                                               ---------    ---------
      Deferred tax assets:
            Reserves and allowances                            $ 126,640    $  51,300
            Tax benefit of net operating loss carryforwards      349,211      107,618
            Other                                                 12,073        6,615
                                                               ---------    ---------
            Total deferred tax assets                            487,924      165,533

      Deferred tax liabilities:
            Depreciation                                          20,354       24,336
                                                               ---------    ---------
            Total deferred tax liabilities                        20,354       24,336
                                                               ---------    ---------
      Subtotal                                                   467,570      141,197
      Valuation allowance                                       (467,570)    (141,197)
                                                               =========    =========
      Net deferred tax liabilities                                  --           --
                                                               =========    =========

     Based on its review of available evidence, management has established a valuation allowance to offset the benefits of the Company's net deferred tax assets because their realization is uncertain.

     The Company and APC file federal returns on a consolidated basis and separate state tax returns. At December 31, 1998 the Company had net operating loss carryforwards of $829,007 and $1,036,888, for federal and state income tax purposes, respectively. These net operating loss carryforwards are available to offset future taxable income, if any through 2013.

Note 10 - Commitments and Contingencies

Employment Agreements

     The Company's board of directors has approved employment agreements for three of its officers, effective January 1, 1997. The agreement with the Company's president, as amended in March 1997, has a six-year term and provides for an annual salary of $133,000 in the first year, increasing to $170,000 and $205,000 in the second and third years, respectively. In years four, five, and six the president's base salary will be $205,000, but can be increased at the discretion of the board of director's compensation committee. Under the agreement, the Company will secure and pay the premiums on a $1,000,000 life insurance policy payable to the president's designated beneficiary or his estate. The agreement further provides for medical benefits, the use of an automobile, and grants of 750,000 non-qualified stock options, as well as 25,974 incentive stock options and 74,026 non-qualified stock options issuable under the Company's Stock Option Plan.

     The other two agreements each have a three-year term and provide for annual salaries of $104,000 in the first year increasing by $10,000 each year thereafter. The agreements further provide for an incentive bonus equal to 1/2 of 1% of net sales payable twice yearly to both officers. Each employee is also entitled to a monthly automobile allowance. Effective January 11, 1999, both of these employment agreements were amended. In consideration for extending the term of the agreements for an additional year, through December 31, 2000, the Company granted additional options outside of the Company's stock option plan to purchase up to 300,000 shares each of Common Stock. The options vest over a twenty-three month period.

     Each agreement may be terminated by the employee without cause upon written notice to the Company.

Operating Leases

     In March 1997, the Company entered into a five-year non-cancelable lease for the use of office and warehouse space in Hillside, New Jersey. The lease provides for annual base rent of $87,040 plus a proportionate share of operating expenses, and includes a five-year renewal option. The facility is owned by an entity in which a member of the Company's board of directors is a part owner. The Company believes that the lease reflects a fair rental value for the property. Also in 1997, the Company signed a five-year lease for a Connecticut sales office. Base rent under this lease is $20,020 per year.

     In April 1998, the Company entered into a five-year non-cancelable lease for the use of office space in New York City. The lease provides for annual base rent of $47,500 plus a proportionate share of operating expenses. Also in 1998, the company signed a one-year lease for a Virginia sales office. Base rent under this lease is $800 per month and continues monthly after expiration of the initial term. Future minimum rental commitments under all non-cancelable leases are as follows:

                  Year ending
                  December 31,
              ---------------------
                      1999                         $  162,560
                      2000                            154,560
                      2001                            154,560
                      2002                            109,372
                      2003                             15,833
                                                   ----------
                                                   $  596,885
                                                   ==========


     Total rent expense for the years ended December 31, 1998 and 1997 was $284,630 and $148,768, respectively.

Capital Lease Obligations

     The Company leases certain vehicles under non-cancelable lease agreements. These leases are accounted for as capital leases. As of December 31, 1998, vehicle costs under the capital lease arrangements aggregated $58,844. Accumulated depreciation and depreciation expenses related to this equipment totaled $7,846 as of and for the year ended December 31, 1998. Future minimum lease payments under capital lease obligations at December 31, 1998 are as follows:


            1999                                   $  21,528
            2000                                      21,528
            2001                                       5,382
                                                   ---------
            Total minimum payments                    48,438
            Less amount representing interest         (7,852)
                                                   ---------
            Total principal                           40,586
            Less portion due within one year         (17,365)
                                                   ---------
            Long-term portion                      $  23,221
                                                   =========

Legal Matters

     On July 16, 1998, MaxBase, a vendor, filed a Complaint against the Company and APC alleging that the Company breached its agreement with MaxBase Inc., for Maxshare 2 units by failing to meet the required minimum purchase obligations thereunder. The Complaint further alleges misrepresentation and unfair trade practices. The Complaint also seeks to enjoin the Company from enforcing any rights the

     Company has under the agreement. Maxbase claims damages of $508,200 in lost profits for units not purchased and $945,300 in lost profits for units sold to the Company below market price, as well as unspecified punitive and treble damages. In 1999, the plaintiff added claims for defamation and tortious interference. A trial is expected to occur in late 1999. The Company believes the claims by MaxBase are without merit and intends to fully defend the suit and assert its rights under the agreement. The Company has filed a counterclaim for alleged defects in the Maxshare 2 units.

     The Company is the subject of a civil action filed by the landlord of its former headquarters. The landlord alleges that the Company defaulted on and breached its lease by vacating the premises during the lease term, and seeks compensatory damages of $233,720 and recovery of legal costs. The Company believes it has meritorious defenses to the claims and has asserted counterclaims against the plaintiff. A trial is expected to occur in May 1999. In the opinion of management the ultimate outcome of the lawsuit is not expected to have a material impact on the Company's financial condition or results of operations.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments reported in the Company's balance sheet consist of cash, accounts receivable and accounts payable, all of which approximate fair value at December 31, 1998. The fair value of the financial instruments disclosed therein are not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

     During the Company's fiscal year ended December 31, 1997 and the period from January 1, 1998 to February 16, 1998, there were no disagreements between the Company and Schneider on any matter of accounting principles or practices, financial statements disclosure or auditing scope or procedure.

     For the Company's fiscal year ended December 31, 1997, the principal accountant's report on the financial statements of the Company did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     For the Company's fiscal year ended December 31, 1997, and the period from January 1, 1998 to February 16, 1998, Schneider did not advise the Company of any of the following:

     i) Internal controls necessary for the Company to develop reliable financial statements did not exist;

     ii) Information had come to Schneider's attention that led it to no longer be able to rely on management's representations, or that had made it unwilling to be associated with the financial statements prepared by management;

     iii) The need to expand significantly the scope of its audit or that information had come to its attention that if further investigated may: (1) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report or (2) cause it to be unwilling to rely on management's representations or be associated with the Company's financial statements, or

     iv) Information had come to its attention that it had concluded materially impacted the fairness or reliability of either (1) previously issued audit report or the underlying financial statements or (2) the financial statements issued to or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statement covered by an audit report.

                                    PART III

     The Company intends to file with the Securities and Exchange Commission, within 120 days after the end of the fiscal year covered by this report, a definitive Proxy Statement (the "Proxy Statement") for use in connection with the Company's 1999 Annual Meeting of Stockholders. In accordance with General Instruction E (3) of Form 10-KSB the information required by Items 9, 10, 11, and 12 below is incorporated herein by reference to the Proxy Statement.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

     The information required by this Item 9 is incorporated herein by reference to the sections entitled "Election of Directors", "Executive Officers" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required by this Item 10 is incorporated herein by reference to the section entitled "Executive Compensation" and "Compensation of Directors" in the Proxy Statement.

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

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  The Following documents are filed as part of this report:

     (1) A list of the financial statements filed as part of this report is set forth in Item 7 and is incorporated herein by reference

     (2)  Exhibits:

          The information required by this Item 13(a)(2) is set forth in the Index to Exhibits and is incorporated herein by reference. Included in the Index to Exhibits are the following management contracts, compensatory plans and arrangements:

          (i) 10.3 Employment Agreement, effective January 1, 1997, between the Registrant and Richard Reiss.

          (ii)   10.4 Amendment  to  the Employment  Agreement in   Exhibit 10.3
                 above, effective March 21, 1997.

          (iii) 10.5 Employment Agreement, effective January 1, 1997, between the Registrant and Joseph Scotti.

          (iv) 10.6 Amendment No. 1 to the Employment Agreement between the Registrant and Joseph Scotti, effective January 11, 1999.

          (v) 10.7 Employment Agreement, effective January 1, 1997, between the Registrant and Leo Flotron.

          (vi) 10.8 Amendment No. 1 to the Employment Agreement betwee the Registrant and Leo Flotron, effective January 11, 1999.

          (vii)  10.12 Registrant's Stock Option Plan.

          (viii) 10.13 Amendment No. 1 to Registrant's Stock Option Plan

(b) No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALL COMMUNICATIONS CORPORATION

Dated:   March 31, 1999                   By:      /S/ RICHARD REISS
                                                 ----------------------------
                                                 Richard Reiss, Chairman,
                                                 Chief Executive Officer and
                                                 President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                         TITLE                         DATE
---------------------    --------------------------------------   --------------

/S/  RICHARD REISS       Chairman of the Board of Directors       March 31, 1999
---------------------    President (Principal Executive Officer)
     RICHARD REISS


/S/  SCOTT TANSEY        Vice President - Finance                 March 31, 1999
---------------------    (Principal Financial and
     SCOTT TANSEY        Accounting Officer)


/S/  ROBERT B. KRONER    Director                                 March 31, 1999
---------------------
     ROBERT B. KRONER


/S/  ERIC FRIEDMAN       Director                                 March 31, 1999
---------------------
     ERIC FRIEDMAN


/S/  PETER MALUSO        Director                                 March 31, 1999
---------------------
     PETER MALUSO


/S/  ANDREA GRASSO       Director                                 March 31, 1999
---------------------
     ANDREA GRASSO

                                INDEX TO EXHIBITS

Exhibit No. DESCRIPTION OF DOCUMENT
----------  -----------------------

   3.1      Certificate of Incorporation of the Registrant, as amended. (1)

   3.2      By-Laws, as amended. (1)

   4.1 Form of Amended Warrant Agreement among the Registrant and American Stock Transfer & Trust Company, as Warrant Agent. (1)

   4.2      Specimen Common Stock Certificate of Registrant. (1)

   4.3      Specimen Class A Warrant Certificate of Registrant. (1)

  10.1 Agreement dated December 9, 1996 between the Registrant and HFS Incorporated. (1)

  10.2 Dealer Agreement dated May 20, 1992, between the Registrant and Panasonic Communications & Systems Company. (1)

  10.3 Employment Agreement, effective January 1, 1997, between the Registrant and Richard Reiss. (1)

  10.4 Amendment to the Employment Agreement between the Registrant and Richard Reiss, effective March 21, 1997 (1)

  10.5 Employment Agreement, effective January 1, 1997, between the Registrant and Joseph Scotti. (1)

 *10.6 Amendment No. 1 to the Employment Agreement between the Registrant and Joseph Scotti, effective January 11, 1999

  10.7 Employment Agreement, effective January 1, 1997, between the Registrant and Leo Flotron. (Incorporated herein by reference to Exhibit No. 10.6 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-21069).

 *10.8 Amendment No. 1 to the Employment Agreement between the Registrant and Leo Flotron, effective January 11, 1999.

  10.9 Lease Agreement for premises located at 1450 Route 22, Mountainside, New Jersey, dated April 13, 1995, between the Registrant and Mountain Plaza Associates. (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-21069).

  10.10 First Amendment to Lease Agreement for premises located at 1450 Route 22, Mountainside, New Jersey dated June 27, 1996, between the Registrant and Mountain Plaza Associates. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-21069).

  10.11 Sublease Agreement for premises located at 1130 Connecticut Avenue, NW, Washington D.C., dated July 1, 1996, between the Registrant and Charles L. Fishman, P.C. (Incorporated herein by reference to
            Exhibit 10.9 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-21069).

  10.12     Registrant's Stock Option Plan. (Incorporated herein by reference to
            Exhibit 10.10 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-21069).

 *10.13     Amendment No. 1 to Registrant's Stock Option Plan.

  10.14 Lease Agreement for premises located at 225 Long Avenue, Hillside, New Jersey, dated March 20, 1997, between the Registrant and Vitamin Realty Associates, L.L.C. (Incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-21069).

  10.15 Agreement, dated September 10, 1997, between the Company and Maxbase, Inc. (Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed September 18, 1997, Commission File No. 1-12937).

  10.16 Reseller Agreement dated November 21, 1997, between Polycom, Inc. and the Registrant. (Incorporated herein by reference to Exhibit No.
            10.15 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, Commission File No. 1-12937).

  10.17 Dealer Agreement, dated November 26, 1997, between Lucent Technologies, Inc. and the Registrant. (Incorporated herein by reference to Exhibit No. 10.16 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, Commission File No. 1-12937).

  16.1 Letter re Change in Certifying Accountant. (Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed February 20, 1998, Commission File No. 1-12937).

  21.1 Subsidiaries of the Registrant. (Incorporated herein by reference to Exhibit No, 21.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, Commission File No. 1-12937).

 *27.1      Financial Data Schedule.

-------------
*    Filed herewith

(1) Incorporated herein by reference to the corresponding exhibit number to the Registrant's Registration Statement on Form SB-2, Registration No. 333-21069.