Form 10QSB
period 1999-03-31
ALL COMMUNICATIONS CORP/NJ
filed 1999-05-12
CIK 1031613

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

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

Yes [X]                    No[ ]

     The number of shares outstanding of the registrant's Common Stock as of May 12, 1999 was 4,910,000.

     Transitional Small Business Disclosure Format:

Yes[ ]                     No [X]

                         ALL COMMUNICATIONS CORPORATION
                                      Index

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements *
         Consolidated Balance Sheet
                 March 31, 1999 and December 31, 1998                          1

         Consolidated Statement of Operations
                 For the Three Months ended
                 March 31, 1999 and 1998                                       2

         Consolidated Statement of Cash Flows
                 For the Three Months ended March 31, 1999 and 1998            3

         Notes to Consolidated Financial Statements                            4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             5

PART II. OTHER INFORMATION

Legal Proceedings                                                              9

Changes in Securities                                                          9

Defaults Upon Senior Securities                                                9

Submission of Matters to a Vote of Security Holders                            9

Other Information                                                              9

Exhibits and Reports on Form 8-K                                               9

Signatures                                                                    10


* The Balance Sheet at December 31, 1998 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                         ALL COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                              March 31,     December 31,
                                                                1999            1998
                                                             -----------    -----------
ASSETS
Current assets
       Cash and cash equivalents                             $   919,648    $   325,915
       Accounts receivable-net                                 3,948,648      4,317,853
       Inventory                                               3,581,772      3,540,281
       Other current assets                                       33,262         45,577
                                                             -----------    -----------

       Total current assets                                    8,483,330      8,229,626
                                                             -----------    -----------

Furniture, equipment and leasehold improvements-net              606,121        611,518

Deferred financing costs                                          35,403         43,271
Other assets                                                      38,214         38,214
                                                             -----------    -----------

       Total assets                                          $ 9,163,068    $ 8,922,629
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Current portion of capital lease obligations          $    28,175    $    17,365
       Accounts payable                                        1,883,330      1,412,616
       Accrued expenses                                          729,022        844,082
       Income taxes payable                                         --            2,860
       Deferred revenue                                          172,557        156,133
       Customer deposits                                          16,364         94,721
                                                             -----------    -----------

       Total current liabilities                               2,829,448      2,527,777
                                                             -----------    -----------

Noncurrent liabilities
       Bank loan payable                                       2,408,216      2,403,216
       Capital lease obligations, less current portion            38,520         23,221
                                                             -----------    -----------

       Total noncurrent liabilities                            2,446,736      2,426,437
                                                             -----------    -----------

       Total liabilities                                       5,276,184      4,954,214
                                                             -----------    -----------

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
   1,000,000 shares authorized, none issued or outstanding          --             --
Common Stock, no par value; 100,000,000 authorized;
   4,910,000 shares issued and outstanding                     5,229,740      5,229,740
Additional paid-in capital                                       352,024        327,943
Accumulated deficit                                           (1,694,880)    (1,589,268)
                                                             -----------    -----------

       Total stockholders' equity                              3,886,884      3,968,415
                                                             -----------    -----------

       Total liabilities and stockholders' equity            $ 9,163,068    $ 8,922,629
                                                             ===========    ===========

                 See Notes to Consolidated Financial Statements

                         ALL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                        1999           1998
                                                     -----------    -----------


Net revenues                                         $ 3,911,669    $ 2,328,104
Cost of revenues                                       2,773,109      1,618,656
                                                     -----------    -----------

Gross margin                                           1,138,560        709,448

Operating expenses:
     Selling                                             884,667        688,272
     General and administrative                          307,271        282,692
                                                     -----------    -----------

Total operating expenses                               1,191,938        970,964
                                                     -----------    -----------

Loss from operations                                     (53,378)      (261,516)
                                                     -----------    -----------

Other (income) expenses
     Amortization of deferred financing costs              7,867             --
     Interest income                                      (9,105)       (23,216)
     Interest expense                                     53,472            180
                                                     -----------    -----------

Total other expenses, net                                 52,234        (23,036)
                                                     -----------    -----------

Net loss                                                (105,612)      (238,480)
                                                     ===========    ===========

Net loss per share:
                  Basic and diluted                  $     (0.02)   $     (0.05)
                                                     ===========    ===========

Weighted average shares outstanding                    4,910,000      4,910,000
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                         ALL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three months ended
                                                                             March 31,
                                                                        1999           1998
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                       $  (105,612)   $  (238,480)
      Adjustments to reconcile net loss
      to net cash used by operating activities:
         Depreciation and amortization                                    77,982         36,354
         Non cash compensation                                            24,081         12,009
         Increase (decrease) in cash attributable
         to changes in assets and liabilities
             Accounts receivable                                         369,205       (382,975)
             Inventory                                                   (41,491)      (389,419)
             Advances to Maxbase, Inc.                                      --          127,080
             Other current assets                                         12,315        (95,290)
             Other assets                                                   --            1,062
             Accounts payable                                            470,714       (183,791)
             Accrued expenses                                           (115,060)       169,120
             Income taxes payable                                         (2,860)        (2,453)
             Deferred revenue                                             16,424           --
             Customer deposits                                           (78,357)       166,306
                                                                     -----------    -----------

        Net cash provided (used) by operating activities                 627,341       (780,477)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of furniture, equipment and leasehold improvements       (29,750)       (43,878)
                                                                     -----------    -----------

        Net cash used by investing activities                            (29,750)       (43,878)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITES
      Deferred financing costs                                              --          (27,500)
      Proceeds from bank loans                                             5,000           --
      Payments on capital lease obligations                               (8,858)          (418)
                                                                     -----------    -----------

        Net cash used by financing activities                             (3,858)       (27,918)
                                                                     -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         593,733       (852,273)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           325,915      2,175,226
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   919,648    $ 1,322,953
                                                                     ===========    ===========
Supplemental  disclosures of cash flow  information
      Cash paid during the period for:
         Interest                                                    $    53,472    $       180
                                                                     ===========    ===========
         Income taxes                                                $     3,332    $      --
                                                                     ===========    ===========
      Acquisition of equipment
         Cost of equipment                                           $    37,747    $    19,615
         Capital lease payable incurred                                   34,968         17,004
                                                                     -----------    -----------
         Cash down payment                                           $     2,779    $     2,611
                                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                         ALL COMMUNICATIONS CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                 MARCH 31, 1999

Note 1 - Basis of Presentation

         The accompanying financial statements of All Communications Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended March 31, 1999 ("1999 period") Compared to Three Months Ended March 31, 1998 ("1998 period").

     NET REVENUES. Net revenues increased in the 1999 period by $1,584,000, or 68%, to $3,912,000, as compared to $2,328,000 for the 1998 period. The Company experienced higher sales in both the voice communications and videoconferencing categories.

     Voice communications - Sales of voice communications products and services increased in the 1999 period by $753,000, or 66%, to $1,892,000, as compared to $1,139,000 for the 1998 period. Revenues in both the 1999 and 1998 periods were derived primarily from the sale of Lucent and Panasonic telecommunications systems and software packages.

     During the 1999 period, sales to one customer, Weichert Realtors (Weichert), accounted for approximately $581,000, or 15% of total sales. Sales to Weichert increased by $389,000, or 203%, compared to sales of $192,000 for the 1998 period. Sales under the Company's preferred Vendor Agreement with Cendant Corporation increased in the 1999 period by $102,000, or 29%, to $451,000, as compared to $349,000 for the 1998 period. Sales to Cendant, as a percentage of net revenues, accounted for 12% and 15% for the 1999 and 1998 periods, respectively.

     Videoconferencing - Sales of videoconferencing equipment increased in the 1999 period by $862,000, or 74%, to $2,020,000, as compared to $1,158,000 for the 1998 period. Revenues in the 1999 period were derived primarily from the sale of Polycom and Sony products. Revenues in the 1998 period were derived primarily from the sale of Sony products. Revenue growth in the 1999 period was due to the ongoing addition of new customers, as well as continuing sales to our existing customer base.

     GROSS MARGINS. Gross margin dollars increased in the 1999 period by $430,000, or 61%, to $1,139,000 or 29% of net revenues, as compared to $709,000, or 30% of net revenues for the 1998 period. The reduction in the gross margin percentage is a direct result of increased price competition within the videoconferencing industry. The Company intends to increase the sale of higher margin peripheral items to maintain and improve the Company's historical gross margin levels

     SELLING. Selling expenses, which include sales salaries, commissions, sales overhead, and marketing costs, increased in the 1999 period by $197,000, or 29%, to $885,000, or 23% of net revenues, as compared to $688,000, or 30% of net revenues for the 1998 period. The dollar increase was due in part to increases in commissions related to increases in net revenues, expanded marketing efforts, and depreciation charges related to demonstration equipment. This dollar increase was partially offset by the reduction in sales staff of 6 persons. The percentage decrease was the result of fixed operating costs remaining stable while net revenues increased.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased in the 1999 period by $24,000, or 8%, to $307,000, or 8% of net revenues, as compared to $283,000, or 12% of net revenues for the 1998 period. The dollar increase related to increases in individual salaries was partially offset by reductions in administrative overhead. The Company reduced its general and administrative staff by 4 persons during the 1999 period. The Company expects general and administrative costs to decrease, as a percentage of revenues, as revenue growth continues.

     OTHER (INCOME) EXPENSES. In the 1999 period, this category included $8,000 of amortization of deferred financing costs related to the Company's working capital credit facility. The Company also reported interest income of $9,000 and $23,000 in the 1999 period and 1998 period, respectively, and interest expense of $54,000 and $200 in the 1999 period and 1998 period, respectively. The reduction in interest income and the increase in interest expense are the direct result of the reduction in cash balances and increases in bank borrowings to fund operations and continued growth.

     NET LOSS. The Company reported a net loss of $106,000 or $.02 per share in the 1999 period, compared to a net loss of $239,000, or $.05 per share in the 1998 period. The reduction in the Company's net loss is the result of revenues growing at a faster rate than related costs.

Liquidity and Capital Resources

     At March 31, 1999, the Company had working capital of $5,654,000, including $920,000 in cash and cash equivalents.

     Net cash provided by operating activities for the 1999 period was $627,000 as compared to uses of cash of $782,000 for the 1998 period. Sources of cash in the 1999 period, including reductions in accounts receivable and increases in accounts payable due to favorable credit terms, more than offset decreases in accrued expenses and customer deposits.

     Investing activities for the 1999 period included purchases of $30,000 for office furniture, demonstration equipment and computer hardware.

     Financing activities in the 1999 period included payments on capital lease obligations of $9,000 and proceeds from bank loans of $5,000.

     The  Company   does  not  have  any   material   commitments   for  capital
expenditures.

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

     The Company recognizes, as critical third parties, major vendors, such as Lucent, Panasonic, Sony, and Polycom; major customers, such as Cendant and Universal Health Services, Inc; and other parties such as Landlords and utility companies.

     The Company has received written notice from all of its key vendors, Lucent Technologies, Sony, Panasonic, and Polycom that all of their products that the Company sells are currently year 2000 compliant. The Company believes it has no year 2000 warranty exposure for products already sold.

     During the fourth quarter of 1998, the Company mailed a questionnaire to critical third parties to assess their year 2000 readiness. The questionnaire addressed issues such as where companies stand in their year 2000 compliance programs and how their relationship with the Company would be affected by any failure to address year 2000 issues. The responses received indicated that third parties are addressing and implementing programs to address the year 2000 issue. The Company does not feel that a contingency plan is necessary.

     As of March 31, 1999, the Company had not incurred any expenditures relating to the year 2000 issue. The Company does not expect any additional cost, if any, to be material to the Company's operations or financial condition.

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


                                    ALL COMMUNICATIONS CORPORATION
                                            Registrant

Date: May 12, 1999                  By:    /s/ Richard Reiss
                                           -------------------------------------
                                    Richard Reiss,
                                    President and Chief Executive
                                    Officer


Date: May 12, 1999                  By:    /s/ Scott Tansey
                                           -------------------------------------
                                    Scott Tansey
                                    Vice President - Finance
                                    (principal accounting officer)

                                  Exhibit Index

              Exhibit No.                 Description
              -----------                 -----------

                   27                     Financial Data Schedule