Form 10QSB
period 1999-06-30
ALL COMMUNICATIONS CORP/NJ
filed 1999-07-28
CIK 1031613

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

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

                           Yes [X]          No[ ]

     The number of shares outstanding of the registrant's Common Stock as of July 28, 1999 was 4,910,000.

     Transitional Small Business Disclosure Format:

                           Yes [ ]          No [X]

                         ALL COMMUNICATIONS CORPORATION
                                      Index

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements *
         Consolidated Balance Sheet
                 June 30, 1999 and December 31, 1998                          1

         Consolidated Statement of Operations
                 For the Six Months and Three Months ended
                 June 30, 1999 and 1998                                       2

         Consolidated Statement of Cash Flows
                 For the Six Months ended June 30, 1999 and 1998              3

         Notes to Consolidated Financial Statements                           4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            5

PART II. OTHER INFORMATION

Legal Proceedings                                                            10

Changes in Securities                                                        10

Defaults Upon Senior Securities                                              10

Submission of Matters to a Vote of Security Holders                          10

Other Information                                                            10

Exhibits and Reports on Form 8-K                                             11

Signatures                                                                   12



* The Balance Sheet at December 31, 1998 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                         ALL COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                               June 30,     December 31,
                                                                1999           1998
                                                             -----------    -----------
ASSETS
Current assets
       Cash and cash equivalents                             $   390,573    $   325,915
       Accounts receivable-net                                 5,153,082      4,317,853
       Inventory                                               3,571,044      3,540,281
       Other current assets                                      117,854         45,577
                                                             -----------    -----------

       Total current assets                                    9,232,553      8,229,626

Furniture, equipment and leasehold improvements-net              572,314        611,518

Deferred financing costs-net                                      42,119         43,271
Other assets                                                      38,214         38,214
                                                             -----------    -----------

       Total assets                                          $ 9,885,200    $ 8,922,629
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Bank loan payable                                     $ 1,723,581    $      --
       Accounts payable                                        2,483,725      1,412,616
       Accrued expenses                                          798,460        844,082
       Income taxes payable                                         --            2,860
       Deferred revenue                                          203,459        156,133
       Customer deposits                                         546,073         94,721
       Current portion of capital lease obligations               29,169         17,365
                                                             -----------    -----------

       Total current liabilities                               5,784,467      2,527,777

Noncurrent liabilities
       Bank loan payable                                            --        2,403,216
       Capital lease obligations, less current portion            30,844         23,221
                                                             -----------    -----------

       Total noncurrent liabilities                               30,844      2,426,437
                                                             -----------    -----------

       Total liabilities                                       5,815,311      4,954,214

COMMITMENTS - See notes

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
   1,000,000 shares authorized, none issued or outstanding          --             --
Common Stock, no par value; 100,000,000 authorized;
   4,910,000 shares issued and outstanding                     5,229,740      5,229,740
Additional paid-in capital                                       370,084        327,943
Accumulated deficit                                           (1,529,935)    (1,589,268)
                                                             -----------    -----------

       Total stockholders' equity                              4,069,889      3,968,415
                                                             -----------    -----------

       Total liabilities and stockholders' equity            $ 9,885,200    $ 8,922,629
                                                             ===========    ===========

                 See Notes to Consolidated Financial Statements

                         ALL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Six months ended              Three months ended
                                                          June 30,                     June 30,
                                                   1999           1998           1999            1998
                                                -----------    -----------    -----------    -----------
Net revenues                                    $ 9,239,108    $ 5,336,914    $ 5,327,439    $ 3,008,810
Cost of revenues                                  6,409,718      3,710,921      3,636,609      2,092,265
                                                -----------    -----------    -----------    -----------

Gross margin                                      2,829,390      1,625,993      1,690,830        916,545

Operating expenses:
     Selling                                      1,951,075      1,431,466      1,066,408        743,194
     General and administrative                     718,386        580,801        411,115        298,109
                                                -----------    -----------    -----------    -----------

Total operating expenses                          2,669,461      2,012,267      1,477,523      1,041,303
                                                -----------    -----------    -----------    -----------

Income (loss) from operations                       159,929       (386,274)       213,307       (124,758)
                                                -----------    -----------    -----------    -----------

Other (income) expenses
     Amortization of deferred financing costs        18,651          2,715         10,784          2,715
     Interest income                                (14,167)       (38,520)        (5,062)       (15,304)
     Interest expense                                96,112          1,052         42,640            872
                                                -----------    -----------    -----------    -----------

Total other (income) expenses, net                  100,596        (34,753)        48,362        (11,717)
                                                               -----------    -----------    -----------

Net income (loss)                               $    59,333    $  (351,521)   $   164,945    $  (113,041)
                                                ===========    ===========    ===========    ===========

Per share of common stock:
                Basic                           $       .01    $      (.07)   $       .03    $      (.02)
                                                ===========    ===========    ===========    ===========
                Diluted                         $       .01    $      (.07)   $       .03    $      (.02)
                                                ===========    ===========    ===========    ===========

Number of shares:
                Basic                             4,910,000      4,910,000      4,910,000      4,910,000
                                                ===========    ===========    ===========    ===========
                Diluted                           5,567,300      4,910,000      6,224,600      4,910,000
                                                ===========    ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements

                         ALL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Six months ended
                                                                                            June 30,
                                                                                      1999            1998
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                            $    59,333    $  (351,521)
      Adjustments to reconcile net loss
      to net cash used by operating activities:
         Depreciation and amortization                                                 159,044         83,099
         Non cash compensation                                                          42,141         15,413
         Increase (decrease) in cash attributable
         to changes in assets and liabilities
             Accounts receivable                                                      (835,229)      (784,546)
             Inventory                                                                 (30,763)    (2,439,216)
             Advances to Maxbase, Inc.                                                    --          127,080
             Other current assets                                                      (72,277)        26,286
             Other assets                                                                 --           (6,855)
             Accounts payable                                                        1,071,109        437,132
             Accrued expenses                                                          (45,622)       332,438
             Income taxes payable                                                       (2,860)        (2,453)
             Deferred revenue                                                           47,326           --
             Customer deposits                                                         451,352        419,365
                                                                                   -----------    -----------

        Net cash provided by (used in) operating activities                            843,554     (2,143,778)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of furniture, equipment and leasehold improvements                     (66,220)      (160,589)
                                                                                   -----------    -----------

        Net cash used in investing activities                                          (66,220)      (160,589)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITES
      Deferred financing costs                                                         (17,500)       (43,442)
      Proceeds from bank loans                                                       4,055,000        800,000
      Payments on bank loans                                                        (4,734,635)          --
      Payments on capital lease obligations                                            (15,541)        (2,538)
                                                                                   -----------    -----------

        Net cash provided by (used in) financing activities                           (712,676)       754,020
                                                                                   -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        64,658     (1,550,347)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         325,915      2,175,226
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $   390,573    $   624,879
                                                                                   ===========    ===========

Supplemental  disclosures of cash flow  information
Cash paid during the period for:
         Interest                                                                  $    96,112    $     1,052
                                                                                   ===========    ===========
         Income taxes                                                              $     3,332    $      --
                                                                                   ===========    ===========
      Acquisition of equipment
         Cost of equipment                                                         $    37,747    $    58,844
         Capital lease payable incurred                                                 34,968         51,012
                                                                                   -----------    -----------
         Cash down payment                                                         $     2,779    $     7,832
                                                                                   ===========    ===========

                 See Notes to Consolidated Financial Statements

                         ALL COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

Note 1 - Basis of Presentation

         The accompanying financial statements of All Communications Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission.

         The consolidated financial statements include the accounts of the Company and AllComm Products Corp. ("APC"), a wholly owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

Note 2 - Income (loss) per share

         Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

          Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options and warrants using the treasury stock method. Incremental shares included in the 1999 diluted computations were 657,300 and 1,314,600 shares for the six months and three months ended June 30, 1999, respectively.

Note 3 - Legal Matters

         On May 20, 1999 the Company settled the lawsuit with its former landlord. Under the terms of the settlement, the Company will pay a total of $120,000. The first payment was made on May 21, 1999 in the amount of $50,000, the second payment of $35,000 is due on September 1, 1999, and the final payment of $35,000 is due on January 1, 2000.

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

Results of Operations

Six Months Ended June 30, 1999 ("1999 period") Compared to Six Months Ended June 30, 1998 ("1998 period") and Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998.

     NET REVENUES. The Company reported net revenues of $9,239,000 for the 1999 period, an increase of $3,902,000, or 73% over revenues reported for the 1998 period. Net revenues of $5,327,000 for the June 1999 quarter represent an increase of $2,318,000, or 77%, over revenues reported for the June 1998 quarter. On a sequential basis, June 1999 quarterly revenues increased 36% over the previous quarter. Both of the Company's divisions have contributed to its sales growth in 1999.

     Voice communications - Sales of voice communications products and services were $4,542,000 in the 1999 period, a 58% increase over the 1998 period. Sales for the quarter ended June 30, 1999 were $2,650,000, a 53% increase over the comparable 1998 quarter. On a sequential basis, June 1999 quarterly revenues increased 40% over the previous quarter.

     The voice communications division has experienced strong growth in Lucent product sales as a result of increasing penetration in the commercial marketplace. There also continues to be strong demand for the Panasonic product line from the Company's long-standing real estate customers, including Coldwell Banker, Century 21, ERA, and Weichert Realtors, as well as increased demand among independently owned real estate offices.

     Videoconferencing - Sales of videoconferencing equipment were $4,697,000 in the 1999 period a 94% increase over the 1998 period. Sales for the quarter ended June 30, 1999 were $2,677,000, a 112% increase over the comparable 1998 quarter. On a sequential basis, June 1999 quarterly revenues increased 33% over the previous quarter. The Company is experiencing an increase in multi-unit sales and customer reorders and has been receiving a greater number of new customer inquiries, all of which reflect more effective marketing efforts as well as continued strong demand for Polycom products.

     The Company expects revenue growth in both divisions to continue for the balance of fiscal 1999 based on existing backlog, pending orders, and an increasing number of referrals from customers and other sources. Sales to two customers accounted for 14% and 13% of total revenue, respectively, in the June 1999 period; sales to one customer accounted for 17% of total revenue in the June 1998 period.

     GROSS MARGINS. Gross margins increased in the 1999 period to 31% of net revenues, as compared to 30% of net revenues in the 1998 period. The increase is attributable to (i) the availability of more favorable vendor pricing due to significant unit growth of several product lines and (ii) increases in higher margin revenue sources such as maintenance contracts and commissions.

     SELLING. Selling expenses, which include sales salaries, commissions, sales overhead, and marketing costs, increased in the 1999 period to $1,951,000, or 21% of net revenues, as compared to $1,431,000, or 27% of net revenues for the 1998 period. Selling expenses for the quarter ended June 30, 1999 increased to $1,066,000, or 20% of net revenues, as compared to $743,000 or 25% of net revenues for the comparable 1998 quarter. The dollar increase was due in part to higher commissions related to revenue growth, increases in advertising expenses, and additional depreciation charges related to demonstration equipment. The decrease in selling expenses as a percentage of total revenues in the 1999 period was the result of fixed selling costs remaining stable during a period of rising revenues, and an improvement in sales staff productivity.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased in the 1999 period to $718,000, or 8% of net revenues, as compared to $581,000, or 11% of net revenues for the 1998 period. General and administrative expenses for the quarter ended June 30, 1999 increased to $411,000, or 8% or net revenues, as compared to $298,000, or 10% of net revenues for the comparable 1998 quarter. The increases in 1999 were attributable to higher compensation costs associated with new hires and staff raises, and higher legal fees relating to litigation and other corporate matters. In May 1999, the Company settled the lawsuit with its former landlord. Under the terms of the settlement, the Company will pay a total of $120,000 in three installments over seven Months. The Company has established an adequate reserve for the settlement, and accordingly there will be no further impact on the financial statements as the installments are paid. General and administrative expenses declined as a percentage of revenue as sales growth outpaced cost increases. Management expects this trend to continue at least through the end of fiscal 1999.

     OTHER (INCOME) EXPENSES. The principal component of this category, interest expense, increased to $96,000 in the 1999 period as compared to $1,000 in the 1998 period. The increase reflects the Company's use of its bank credit facility to fund working capital requirements in 1999. Borrowings in 1998 did not begin until the end of the second quarter.

     INCOME TAXES. The Company has established a valuation allowance to offset additional tax benefits from net operating loss carryforwards and other deferred tax assets. For the quarter ended June 30, 1999, the Company reduced the valuation allowance to offset a tax provision of approximately $50,000 on quarterly income. Management will continue to evaluate the recoverability of deferred tax assets and the valuation allowance on a quarterly basis. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be further reduced.

     NET INCOME (LOSS). The Company reported net income for the June 1999 period of $59,000, or $.01 per share on a basic and diluted basis, as compared to a net loss of $352,000, or $(.07) per share for the June 1998 period. Net income for the quarter ended June 30, 1999 was $165,000, or $.03 per share on a basic and diluted basis, as compared to a net loss of $113,000, or $(.02) per share for the comparable 1998 quarter.

Liquidity and Capital Resources

     As June 30, 1999, the Company had working capital of $3,448,000, including $391,000 in cash and cash equivalents. Net cash provided by operating activities for the 1999 period was $844,000 as compared to net cash used in operations of $2,144,000 during the 1998 period. Sources of operating cash in 1999 included net income, depreciation, accounts payable financing and customer prepayments. Accounts payable increased by $1,071,000 during the 1999 period primarily as a result of large customer drop shipments towards the end of the second quarter. Uses of cash included increases in accounts receivable resulting from sales growth. Inventory levels remained steady during the 1999 period at approximately $3,500,000.

     Investing activities for the 1999 period included purchases of $66,000 for office and demostration equipment. The Company does not have any material commitments for capital expenditures.

     Financing activities in the 1999 period consisted primarily of proceeds from and repayments of the Company's $5,000,000 revolving credit line. Borrowings are based on available accounts receivable and inventory collateral, and bear interest at the rate of prime plus 1% per annum. The principal balance outstanding as of June 30, 1999 has been classifed as a current liability due to the maturity of the two-year credit agreement in May 2000. Management intends to refinance the credit facility by the maturity date. The Company was in compliance with all covenants under the credit agreement as of June 30, 1999.

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

     As of June 30, 1999, the Company had not incurred any expenditures relating to the year 2000 issue. The Company does not expect any additional cost, if any, to be material to the Company's operations or financial condition.

Part II

Item 1. Legal Proceedings

     On May 20, 1999 the Company settled the lawsuit with its former landlord. Under the terms of the settlement, the Company will pay a total of $120,000. The first payment was made on May 21, 1999 in the amount of $50,000, the second payment of $35,000 is due on September 1, 1999, and the final payment of $35,000 is due on January 1, 2000.

Item 2. Changes in Securities

          None

Item 3. Defaults Upon Senior Securities

          Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The Company's 1999 Annual Meeting of Stockholders (the "Annual Meeting") was held on May 28, 1999.

     (b) The following is a brief description of each matter voted on at the Annual Meeting:

          (1)  The Directors named below were elected at the Annual Meeting:

                         Name            Votes For      Votes Withheld
                         ----            ---------      --------------
                     Eric Friedman        4,489,211           0
                     Peter  Maluso        4,489,211           0


          (2) The ratification of, the selection of, BDO Seidman, LLP as the Company's independent auditors was approved.

     Votes For       Votes Against       Abstentions        Broker Non-Votes
     ---------       -------------       -----------        ----------------
     4,491,811           1,942               200                   0

Item 5. Other Information

     A duly executed proxy given in connection with the registrant's 2000 Annual Meeting of Stockholders will confer discretionary authority on the proxies named therein, or any of them, to vote at such meeting on any matter of which the Company does not have written notice on or before March 7, 2000, which is forty-five days prior to the date on which the Company first mailed its proxy materials for its 1999 Annual Meeting of Stockholders, without advice in the Company's proxy statement as to the nature of such matter.

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


                                    ALL COMMUNICATIONS CORPORATION
                                               Registrant

Date: July 28, 1999                   By: /s/ Richard Reiss
                                          -------------------------------------
                                          Richard Reiss,
                                          President and Chief Executive Officer


Date: July 28, 1999                   By:  /s/ Scott Tansey
                                           ------------------------------------
                                           Scott Tansey
                                           Vice President - Finance
                                           (principal accounting officer)

                                  Exhibit Index

                 Exhibit No.                 Description
                 -----------                 -----------
                     27                      Financial Data Schedule