Form 10QSB
period 1999-09-30
ALL COMMUNICATIONS CORP/NJ
filed 1999-11-04
CIK 1031613

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

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

                   225 Long Avenue, Hillside, New Jersey 07205
                    (Address of Principal Executive Offices)


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

Yes [X]                    No[ ]

     The number of shares outstanding of the registrant's Common Stock as of November 4, 1999 was 4,910,000.

     Transitional Small Business Disclosure Format:

Yes[ ]                     No [X]

                         ALL COMMUNICATIONS CORPORATION
                                      Index

PART I - FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements *
              Consolidated Balance Sheet
                 September 30, 1999 and December 31, 1998                      1

              Consolidated Statement of Operations
                 For the Nine Months and Three Months ended
                 September 30, 1999 and 1998                                   2

              Consolidated Statement of Cash Flows
                 For the Nine Months ended September 30, 1999 and 1998         3

              Notes to Consolidated Financial Statements                       4

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    5

PART II. OTHER INFORMATION

Legal Proceedings                                                             10

Changes in Securities                                                         10

Defaults Upon Senior Securities                                               10

Submission of Matters to a Vote of Security Holders                           10

Other Information                                                             10

Exhibits and Reports on Form 8-K                                              10

Signatures                                                                    11



* The Balance Sheet at December 31, 1998 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                         ALL COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                             September 30,   December 31,
                                                                 1999            1998
                                                             ------------    ------------
ASSETS
Current assets
       Cash and cash equivalents                             $    281,566    $    325,915
       Accounts receivable-net                                  5,755,777       4,317,853
       Inventory                                                4,840,038       3,540,281
       Other current assets                                       309,032          45,577
                                                             ------------    ------------

       Total current assets                                    11,186,413       8,229,626

Furniture, equipment and leasehold improvements-net               553,998         611,518

Deferred financing costs-net                                       29,877          43,271
Other assets                                                       38,214          38,214
                                                             ------------    ------------

       Total assets                                          $ 11,808,502    $  8,922,629
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Bank loan payable                                     $  1,968,514    $       --
       Accounts payable                                         3,781,768       1,412,616
       Accrued expenses                                           944,129         844,082
       Income taxes payable                                          --             2,860
       Deferred revenue                                           299,273         156,133
       Customer deposits                                          359,566          94,721
       Current portion of capital lease obligations                29,846          17,365
                                                             ------------    ------------

       Total current liabilities                                7,383,096       2,527,777

Noncurrent liabilities
       Bank loan payable                                             --         2,403,216
       Capital lease obligations, less current portion             25,613          23,221
                                                             ------------    ------------

       Total noncurrent liabilities                                25,613       2,426,437
                                                             ------------    ------------

       Total liabilities                                        7,408,709       4,954,214

COMMITMENTS - See notes

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
   1,000,000 shares authorized, none issued or outstanding           --              --
Common Stock, no par value; 100,000,000 authorized;
   4,910,000 shares issued and outstanding                      5,229,740       5,229,740
Additional paid-in capital                                        393,144         327,943
Accumulated deficit                                            (1,223,091)     (1,589,268)
                                                             ------------    ------------

       Total stockholders' equity                               4,399,793       3,968,415
                                                             ------------    ------------

       Total liabilities and stockholders' equity            $ 11,808,502    $  8,922,629
                                                             ============    ============

                 See Notes to Consolidated Financial Statements
                                      -1-

                         ALL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Nine months ended             Three months ended
                                                       September 30,                   September 30,
                                                   1999            1998            1999             1998
                                                ------------    ------------    ------------    ------------
Net revenues                                    $ 15,908,891    $  8,445,116    $  6,669,783    $  3,108,202
Cost of revenues                                  10,917,374       5,905,306       4,507,656       2,194,385
                                                ------------    ------------    ------------    ------------

Gross margin                                       4,991,517       2,539,810       2,162,127         913,817

Operating expenses:
     Selling                                       3,318,047       2,275,805       1,366,972         844,339
     General and administrative                    1,159,772         957,334         441,386         376,533
                                                ------------    ------------    ------------    ------------

Total operating expenses                           4,477,819       3,233,139       1,808,358       1,220,872
                                                ------------    ------------    ------------    ------------

Income (loss) from operations                        513,698        (693,329)        353,769        (307,055)
                                                ------------    ------------    ------------    ------------

Other (income) expenses
     Amortization of deferred financing costs         30,894          11,198          12,243           8,483
     Interest income                                 (18,135)        (48,729)         (3,968)        (10,209)
     Interest expense                                134,762          21,002          38,650          19,950
                                                ------------    ------------    ------------    ------------

Total other (income) expenses, net                   147,521         (16,529)         46,925          18,224
                                                                ------------    ------------    ------------

Net income (loss)                               $    366,177    $   (676,800)   $    306,844    $   (325,279)
                                                ============    ============    ============    ============

Per share of common stock:
                Basic                           $        .07    $      (0.14)   $        .06    $      (0.07)
                                                ============    ============    ============    ============
                Diluted                         $        .06    $      (0.14)   $        .05    $      (0.07)
                                                ============    ============    ============    ============

Number of shares:
                Basic                              4,910,000       4,910,000       4,910,000       4,910,000
                                                ============    ============    ============    ============
                Diluted                            5,771,478       4,910,000       6,179,834       4,910,000
                                                ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements
                                      -2-

                         ALL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Nine months ended
                                                                                          September 30,
                                                                                      1999            1998
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                            $    366,177    $   (676,800)
      Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                  241,304         157,841
         Loss on disposal of equipment                                                    1,832           3,209
         Non cash compensation                                                           65,201          15,413
         Increase (decrease) in cash attributable
         to changes in assets and liabilities
             Accounts receivable                                                     (1,437,924)     (1,694,967)
             Inventory                                                               (1,299,757)     (3,158,569)
             Advances to Maxbase, Inc.                                                     --           127,080
             Other current assets                                                      (263,455)        (37,140)
             Other assets                                                                  --            (6,855)
             Accounts payable                                                         2,369,152       1,023,698
             Accrued expenses                                                           100,047         308,292
             Income taxes payable                                                        (2,860)         (2,453)
             Deferred revenue                                                           143,140            --
             Customer deposits                                                          264,845         842,494
                                                                                   ------------    ------------

        Net cash provided by (used in) operating activities                             547,702      (3,098,757)
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of furniture, equipment and leasehold improvements                     (119,755)       (270,080)
                                                                                   ------------    ------------

        Net cash used in investing activities                                          (119,755)       (270,080)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITES
      Deferred financing costs                                                          (17,500)        (59,723)
      Proceeds from bank loans                                                       10,205,000       1,500,000
      Payments on bank loans                                                        (10,639,702)
      Payments on capital lease obligations                                             (20,094)         (6,421)
                                                                                   ------------    ------------

        Net cash provided by (used in) financing activities                            (472,296)      1,433,856
                                                                                   ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                   (44,349)     (1,934,981)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          325,915       2,175,226
                                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    281,566    $    240,245
                                                                                   ============    ============

Supplemental  disclosures of cash flow  information
      Cash paid during the period for:
         Interest                                                                  $    134,762    $     21,002
                                                                                   ============    ============
         Income taxes                                                              $      3,332    $       --
                                                                                   ============    ============
      Acquisition of equipment
         Cost of equipment                                                         $     37,747    $     58,844
         Capital lease payable incurred                                                  34,968          51,012
                                                                                   ------------    ------------
         Cash down payment                                                         $      2,779    $      7,832
                                                                                   ============    ============

                 See Notes to Consolidated Financial Statements
                                      -3-

                         ALL COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

Note 1 - Basis of Presentation

     The accompanying financial statements of All Communications Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item
     310(b)  of  Regulation  SB.  Accordingly,  they do not  include  all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission.

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

     Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options and warrants using the treasury stock method. Incremental shares included in the 1999 diluted computations were 861,478 and 1,269,834 shares for the nine months and three months ended September 30, 1999, respectively.

Note 3 - Legal Matters

     On May 20, 1999 the Company settled the lawsuit with its former landlord. Under the terms of the settlement, the Company will pay a total of $120,000. The first payment was made on May 21, 1999 in the amount of $50,000, the second payment of $35,000 was made on September 1, 1999, and the final payment of $35,000 is due on January 1, 2000. The Company has established an adequate reserve for the settlement, and accordingly there will be no further impact on operations as the installments are paid.

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

Results of Operations

Nine Months Ended September 30, 1999 ("1999 period") Compared to Nine Months Ended September 30, 1998 ("1998 period") and Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998.

     NET REVENUES. The Company reported net revenues of $15,909,000 for the 1999 period, an increase of $7,464,000, or 88% over revenues reported for the 1998 period. Net revenues of $6,670,000 for the September 1999 quarter represent an increase of $3,562,000, or 115%, over revenues reported for the September 1998 quarter. Both of the Company's divisions have contributed to its sales growth in 1999.

     Voice communications - The Company distributes, installs, and services Lucent, Panasonic and other telecommunications products. Sales in this division were $7,892,000 in the 1999 period, a 76% increase over the 1998 period. Sales for the quarter ended September 30, 1999 were $3,350,000, a 116% increase over the comparable 1998 quarter.

     The voice communications division has experienced strong growth in Lucent equipment sales, particularly to large users in the commercial and healthcare marketplace. Specifically, sales to one customer accounted for 15% of net revenues in the 1999 period. Sales of Panasonic equipment continued to show strong growth in the real estate and small business markets during the quarter. Panasonic sales to real estate customers accounted for 19% of net revenues in the 1999 period.

     Videoconferencing - Sales of videoconferencing equipment were $8,017,000 in the 1999 period, a 102% increase over the 1998 period. Sales for the quarter ended September 30, 1999 were $3,320,000, a 114% increase over the comparable 1998 quarter.

     The Company is one of the largest distributors and integrators of the complete line of videoconferencing products manufactured by Polycom. The videoconferencing division is experiencing significant unit growth particularly in the government, commercial, healthcare and education markets. In addition to its success in marketing the Polycom product line, the Company has become a leader in design and integration of turnkey videoconferencing systems. This specialty has enabled the Company to build on its commercial customer base to expand into other markets.

     The Company expects revenue growth in both divisions to continue for the balance of fiscal 1999 based on existing backlog, pending orders, and an increasing number of referrals from customers and other sources.

     GROSS MARGINS. Gross margins increased in the 1999 period to 31% of net revenues, as compared to 30% of net revenues in the 1998 period. The Company's gross margins continue to benefit from favorable vendor pricing as unit growth continues and from the sale of higher margin revenue sources such as maintenance contracts.

     SELLING. Selling expenses, which include sales salaries, commissions, sales overhead, and marketing costs, increased in the 1999 period to $3,318,000, or 21% of net revenues, as compared to $2,276,000, or 27% of net revenues for the 1998 period. Selling expenses for the quarter ended September 30, 1999 increased to $1,367,000, or 21% of net revenues, as compared to $844,000 or 27% of net revenues for the comparable 1998 quarter. The dollar increase was due in part to higher commissions related to revenue growth and additional depreciation charges related to demonstration equipment. The decrease in selling expenses as a percentage of total revenues in the 1999 period was the result of fixed selling costs remaining stable during a period of rising revenues, and an improvement in sales staff productivity.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased in the 1999 period to $1,160,000, or 7% of net revenues, as compared to $957,000, or 11% of net revenues for the 1998 period. General and administrative expenses for the quarter ended September 30, 1999 increased to $441,000, or 7% of net revenues, as compared to $377,000, or 12% of net revenues for the comparable 1998 quarter. The increases in 1999 were attributable to higher compensation and professional fees relating to litigation and other corporate matters. General and administrative expenses declined as a percentage of revenue as sales growth outpaced cost increases. Management expects this trend to continue at least through the end of fiscal 1999.

     OTHER (INCOME) EXPENSES. The principal component of this category, interest expense, increased to $135,000 in the 1999 period as compared to $21,000 in the 1998 period. The increase reflects the Company's use of its bank credit facility to fund working capital requirements in 1999.

     INCOME TAXES. The Company has established a valuation allowance to offset additional tax benefits from net operating loss carryforwards and other deferred tax assets. For the quarter ended September 30, 1999, the Company reduced the valuation allowance to offset a tax provision of approximately $145,000 on quarterly income. Management will continue to evaluate the recoverability of deferred tax assets and the valuation allowance on a quarterly basis. At such time as it is determined that it is more likely than not the deferred tax assets are realizable, the valuation allowance will be further reduced.

     NET INCOME (LOSS). The Company reported net income for the September 1999 period of $366,000, or $.07 and $.06 per share on a basic and diluted basis, respectively, as compared to a net loss of $677,000, or $(.14) per share on a basic and diluted basis for the September 1998 period. Net income for the quarter ended September 30, 1999 was $307,000, or $.06 and $.05 per share on a basic and diluted basis, respectively, as compared to a net loss of $325,000, or $(.07) per share on a basic and diluted basis for the comparable 1998 quarter.

Liquidity and Capital Resources

     At September 30, 1999, the Company had working capital of $3,803,000, including $281,000 in cash and cash equivalents. Net cash provided by operating activities for the 1999 period was $548,000 as compared to net cash used in operations of $3,099,000 during the 1998 period. Sources of operating cash in 1999 included net income, depreciation, accounts payable financing and customer prepayments. Accounts payable increased by $2,369,000 during the 1999 period as the Company purchased inventory late in the third quarter to satisfy sales demand. Uses of cash included increases in accounts receivable resulting from sales growth and increases in inventory to capitalize on favorable vendor pricing.

     Investing activities for the 1999 period included purchases of $120,000 for office and demonstration equipment. The Company does not have any material commitments for capital expenditures.

     Financing activities in the 1999 period consisted primarily of proceeds from and repayments of the Company's $5,000,000 revolving credit line. Borrowings are based on available accounts receivable and inventory collateral, and bear interest at the rate of prime plus 1% per annum. The principal balance outstanding as of September 30, 1999 has been classified as a current liability due to the maturity of the two-year credit agreement in May 2000. Management intends to refinance the credit facility by the maturity date.

     In May 1999, the Company settled the lawsuit with its former landlord. Under the terms of the settlement, the Company will pay a total of $120,000 in three installments over seven months. The Company has established an adequate reserve for the settlement, and accordingly there will be no further impact on operations as the installments are paid.

Inflation

     Management does not believe inflation had a material adverse effect on the financial statements for the periods presented.

Year 2000

     State of Readiness

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

     During the third quarter of 1999, the Company installed a Microsoft Windows NT operating system on its main file server as part of an overall upgrade of our information systems. Microsoft has stated that the Windows NT operating system is year 2000 compliant. Dell has indicated that all of the Company's Dell computers are year 2000 compliant. The Company has also upgraded the MAS90 accounting system and the Top Of Mind customer service software to be year 2000 compliant. The software upgrades to the MAS90 accounting system and the Top Of Mind customer service software were included as part of the Company's annual maintenance contracts. The Company has not tested its systems for year 2000 readiness and, presently, does not intend to do so.

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

Costs of compliance

     Costs related to the year 2000 issue incurred to date have been less than $10,000 and have been expensed as incurred. The Company expects to incur less than $5,000 related to year 2000 issues in the fourth quarter of 1999.

Risks

     Our estimates on costs and potential financial impact are based on information we have currently. Due to the general uncertainty inherent in the year 2000 issue, there can be no assurance these estimates will prove accurate and actual results could differ materially from those currently anticipated.

     Factors that could cause actual results to differ include unanticipated supplier or customer failures; utilities, transportation, or telecommunications breakdowns; U.S. government failures; and unanticipated failures on our part to address year 2000-related issues. These failures could have a material adverse effect on the Company's results of operations, liquidity, and financial condition.

     The Company has evaluated the potential impact of the year 2000 risks and believes that the most reasonably likely worst case scenario is the interruption or disruption of receipt of products, supplies, and services from its major suppliers. Delays in deliveries could result in a significant loss of revenue. The degree of revenue loss impact would depend on the severity of the disruption, the time required to correct it, whether the revenue loss was temporary or permanent, and the degree to which our primary competitors were also impacted by the disruption.

     The Company does not have a contingency plan and does not plan on creating one.

Part II

Item 1. Legal Proceedings

     On May 20, 1999 the Company settled the lawsuit with its former landlord. Under the terms of the settlement, the Company will pay a total of $120,000. The first payment was made on May 21, 1999 in the amount of $50,000, the second payment of $35,000 was made on September 1, 1999, and the final payment of $35,000 is due on January 1, 2000.


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


                                          ALL COMMUNICATIONS CORPORATION
                                                    Registrant

Date: November 4, 1999                    By: /s/ Richard Reiss
                                              --------------------------
                                          Richard Reiss,
                                          President and Chief Executive
                                          Officer


Date: November 4, 1999                    By: /s/ Scott Tansey
                                              --------------------------
                                          Scott Tansey
                                          Vice President - Finance
                                          (principal accounting officer)

                                  Exhibit Index

              Exhibit No.                     Description
              -----------                     -----------

                   27                     Financial Data Schedule