Form 10KSB
period 1999-12-31
ALL COMMUNICATIONS CORP/NJ
filed 2000-03-29
CIK 1031613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

          For the fiscal year ended December 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

           Securities registered pursuant to Section 12(b) of the Act

 Common Stock, no par value per share
Class A Common Stock Purchase Warrants                 None
--------------------------------------                 ----
          Title of each class                 Name of each exchange on
                                              which registered

           Securities registered pursuant to Section 12(g) of the Act

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $23,997,212 Aggregate market value of Common Stock held by nonaffiliates as of March 17, 2000: $80,028,371

     The number of shares outstanding of the registrant's Common Stock as of March 17, 2000 was 6,864,140

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference to Part III of this report, which will be filed on or before April 29, 2000

                                     PART I

The statements contained in Part I and Part II herein, other than historical information, are or may be deemed to be forward-looking statements, and involve factors, risks and uncertainties that may cause the actual results of All Communications Corporation ("ACC" or the "Company") in future periods to differ materially from such statements. These factors, risks and uncertainties include, but are not limited to, the relatively short operating history of the Company; market acceptance and availability of new products; the non-binding and nonexclusive nature of reseller agreements with manufacturers; rapid technological change affecting products sold by the Company; the impact of competitive products and pricing, as well as competition from other resellers; possible delays in the shipment of new products; the success of pending and future mergers; the volatility of the price of the Company's stock; the small number of customers; the continued employment of key executives; and the availability of sufficient financial resources to enable the Company to expand its operations.

ITEM 1.   DESCRIPTION OF BUSINESS


GENERAL

     All Communications Corporation, together with its wholly owned subsidiaries, is a leading provider of voice, video and network communications solutions to the commercial, medical and educational marketplace as well as local, state and federal government agencies. ACC incorporates state of the art technologies with complete life-cycle management to give clients a single source for all their communications needs. In addition to voice, video and network services, ACC offers data transmission solutions, video streaming and webcasting capabilities. The Company was organized as a New Jersey corporation in 1991 and is headquartered at 225 Long Avenue, Hillside, New Jersey, 07205.

     On December 27, 1999, the Company entered into a merger agreement with View Tech, Inc. ("VTI") pursuant to which, pending approval of VTI's and the Company's shareholders, the Company will merge into VTI, with VTI as the surviving corporation. In the merger, the Company's shareholders will receive
3.3 shares of VTI common stock for each share of the Company's common stock they own, and will own a majority of the outstanding common stock of VTI after the merger. Immediately following the merger, the surviving corporation will change its name to Wire One Technologies, Inc. ("Wire One"). The Company's officers and directors prior to the merger will be the officer and directors of Wire One following the merger. As a result of the merger, the Company will become a Delaware corporation.

     VTI is a single source provider for the equipment and services required to meet the video, voice and data communications requirements of its customers. VTI is a leading remarketer, integrator and service provider of video conferencing equipment. VTI currently has offices in Camarillo, Irvine, Sacramento and San Diego, California; New York, New York; Atlanta, Georgia; Baton Rouge, Louisiana; Chicago, Illinois; Dallas and Houston, Texas; Durham, North Carolina; Englewood, Colorado; Nashville and Knoxville, Tennessee; Jacksonville, Florida; Salt Lake City, Utah; Phoenix, Arizona and Chesterfield, Missouri.

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

     As the telecommunications needs of businesses have become more advanced, the integration of the different parts of a system has become increasingly complex. The system integration, service and support capabilities of telecommunications suppliers have become significant competitive factors. In order to meet the needs of end users, suppliers such as ACC have been increasingly required to develop close relationships with their customers.

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

     STRUCTURED CABLING SYSTEMS. A cabling or wiring system is a long-term infrastructure investment for voice and high-speed data transmission. Computer systems requiring high speed or maximum bandwidth for connectivity options require structured wiring systems to be in place. These systems can now be certified to meet connectivity requirements for management information systems as well as have assurance of handling future modifications. ACC believes that the demand for structured wiring systems is increasing due to a growing demand for computer systems and local area networks to run at continually higher speeds.

OPERATIONS

     PRODUCTS AND SERVICES. ACC provides turnkey integrated voice and videoconferencing solutions to its customers. ACC is a reseller of voice communications products manufactured by Lucent Technologies, Inc. ("Lucent"), the Business Telephone System Division of Panasonic Communications and Systems Company ("Panasonic") and Active Voice Corporation ("Active Voice") and videoconferencing products manufactured by Polycom, Inc. ("Polycom") and Sony Electronics Inc. ("Sony"). ACC's business involves the sale, installation and maintenance of the full line of voice and videoconferencing products manufactured by these companies.

     During the fiscal years ended December 31, 1999 and 1998, approximately 48% and 54%, respectively, of the Company's total sales were attributable to the sale of voice communications equipment, and approximately 52% and 46%, respectively, of the Company's total sales were attributable to the sale of videoconferencing communications equipment. The Company does not segregate or manage its operations by business segment.

     VOICE COMMUNICATIONS. ACC is a reseller of Lucent and Panasonic digital key and hybrid telephone systems, private branch exchange (PBX) telephone systems, voice processing systems and computer telephony integration (CTI) solutions. Lucent and Panasonic manufacture digital key and hybrid telephone systems which contain multi-featured fully electronic digital telephones, common control units, central processing units, and associated common equipment to provide service in the approximately 2,000 line and under marketplace. ACC distributes Lucent manufactured PBX systems under the name Definity which has a capacity expandable up to 25,000 ports. ACC also distributes a Panasonic manufactured PBX system under the name DBS 576 with a maximum capacity of 576 ports. A key telephone system provides each telephone with direct access to multiple outside trunk lines and internal communications through intercom lines. A PBX system, through a central switching system, permits the connection of internal and external lines. A hybrid switching systems provides, in a single system, both key telephone and PBX features. Key telephone equipment may be used with PBX equipment.

     ACC sells fully integrated voice processing systems manufactured by Lucent, Panasonic and Active Voice. The systems range from 2 to 64 voice ports and up to 330 hours of message storage. The systems have automated attendant features which allow for incoming calls to be answered electronically and distributed to specific extensions without the use of a switchboard operator. The systems can be interactive with display telephone sets. System users have the ability to access stored messages from any touch-tone telephone. The systems have the capability to automatically notify a user outside the system of urgent messages. The systems have additional features which can be customized to the needs of the end user.

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

     ACC is involved in the sale, installations and servicing of Panasonic products throughout the United States both through its own employees and subcontractors. ACC sells Lucent products through its direct sales force, and installs and services Lucent products both through its own employees and nationwide through subcontracting arrangements with Lucent directly and with other Lucent dealers.

     ACC is also involved in the sale, installation, and maintenance of peripheral equipment and components manufactured by other vendors. Such equipment and components are readily available through multiple manufacturers and suppliers.

     VIDEOCONFERENCING. The Company began selling videoconferencing products in 1994. ACC provides Sony and Polycom videoconferencing systems for United States customers on a global basis, with a concentration in the northeastern United States. ACC customers include business, education, health care and government agencies. ACC: (i) provides its customers with systems produced by both Sony and Polycom, worldwide manufacturers of room based videoconferencing equipment, and ancillary equipment manufactured by others, (ii) selects and integrates those systems and components into complete systems designed to suit each customer's particular communications requirements, (iii) develops custom software and hardware components when necessary and (iv) provides training and other continuing services designed to insure that its customers fully and efficiently utilize their systems. In 1999, ACC sold and installed approximately 1,000 videoconferencing systems, as compared to over 300 systems in 1998 and approximately 100 systems in 1997.

     In January 1999, ACC executed an agreement with Sprint Communications Company LP to act as an authorized sales agent for Sprint's advanced network and videoconferencing services in Sprint's Video Partners Program. This agreement enabled ACC to provide a telecommunications network service component to its overall line of products and services. Under the agreement, ACC receives a percentage of Sprint's monthly charges billed to ACC's customers for usage of Sprint's telecommunications network.

     STRUCTURED CABLING SYSTEMS. ACC offers structured cabling systems by NORDX/CDT and Lucent. Structured cabling systems offer state of the art, high bandwidth, standards based wiring infrastructure with a long life cycle which support current technologies, and also can support higher speeds for future technologies. Structured cabling systems can be implemented for a few end users or up to thousands of end users per installation depending on the needs of the end user.

     RESELLER AGREEMENTS. In November 1997, ACC entered into a two-year nonexclusive distribution agreement, with renewal options, with Polycom for the Polycom ViewStation(R) group videoconferencing system and the Polycom ShowStation(R) IP integrated conference projector. This agreement enabled ACC to market and sell a full range of Polycom manufactured videoconferencing, audioconferencing and dataconferencing products.

     In November 1997, ACC signed a one year nonexclusive distribution agreement with Lucent to sell, install and maintain Lucent Partner, Legend and Definity telephone systems, voice mail and CTI software as an authorized Lucent dealer. ACC also has authority to resell, install and maintain Lucent peripheral products. This agreement has been renewed through March 2001.

     ACC has an agreement with Panasonic authorizing ACC to serve as Panasonic's nonexclusive reseller in the United States. The agreement is automatically renewable for successive one-year terms unless terminated by either party upon at least 30 days' prior notice, or immediately by Panasonic upon written notice to ACC if ACC is in default in the performance of its obligations under the agreement, or upon the bankruptcy or insolvency of ACC.

     MAJOR CUSTOMERS. ACC is dependent upon a few customers for a large portion of its revenue. ACC sells its telephone and voice processing systems to the real estate brokerage franchisees of Cendant Corp. (formerly HFS Incorporated) pursuant to ACC Preferred Vendor Agreement. Sales under this agreement accounted for 15% and 12% of net revenues for fiscal 1999 and 1998, respectively.

     In 1998, ACC established significant customer relationships with Universal Health Services, Inc., for Lucent and Sony products. Universal Health Services accounted for 14% and 11% of net revenues for fiscal 1999 and 1998, respectively.

     The loss of one of these customers could have a material effect on the Company. No other customer accounted for more than 10% of consolidated net revenues in 1999 or 1998.

     SALES AND MARKETING. ACC markets and sells its products and services directly to customers through a sales and marketing organization supported by sales, technical and training personnel versed in the specifications and features of the voice communications and videoconferencing systems sold to customers. ACC markets both voice communications and videoconferencing systems through its direct sales force. ACC provides training to its sales force to maintain the expertise necessary to effectively market and promote the systems.

     The manufacturers, which ACC represents, have provided ACC with sales, advertising and promotional materials, which ACC, in turn, provides to its existing customers and prospective customers in conjunction with sales promotion programs of the manufacturers. ACC maintains up to date systems for demonstration and promotion to customers and potential customers. Technical and training personnel attend installation and service training sessions offered by the manufacturers from time to time to enhance their knowledge and expertise in the installation and maintenance of the systems.

     ACC hosts seminars for the purposes of demonstrating videoconferencing systems to its prospective customers, and to provide prospective customers the opportunity to learn more about ACC's products and services.

     ACC provides customers of both voice communication and videoconferencing systems with a full complement of services to ensure customer satisfaction and optimal utilization of the systems. As a preliminary component of a sale to a customer or prospective customer, ACC provides consulting services in order to assess the customer's needs and specifications and to determine the most effective method to achieve those needs. Upon delivery of the system, ACC employees install and test the equipment to make sure the systems are fully functional. In situations where a customer is located at a great distance from ACC's offices, ACC, on an as-needed bases, will engage the services of an installation subcontractor located in close geographic proximity to the customer, for the installation and testing of equipment sold by ACC to the customer. The retention of an installation subcontractor located in close proximity to a customer benefits the customer through quick and cost-effective installation of the system. After the equipment is functional, ACC provides training to all levels of the customer's organization. Training includes instruction in systems operation and, with respect to videoconferencing systems, planning and administration of meetings.

     ACC maintains a 24-hour toll-free technical support hotline that customers may call. ACC provides 7 by 24 real-time support for its global videoconferencing customers. ACC also provides onsite support and maintenance which includes the repair and/or replacement of equipment.

EMPLOYEES, CONSULTANTS AND SUBCONTRATORS

     As of December 31, 1999, ACC had fifty-four (54) full-time employees, as well as a network of fifty (50) consultants and installation subcontractors who are available on an as-needed basis for marketing support and to provide contract installation. Twenty (20) of the ACC's employees are engaged in marketing and sales, twenty (20) in installation service and customer support and fourteen (14) in finance and administration. None of ACC's employees are represented by a labor union. ACC believes that its employee relations are good.

COMPETITION

     The voice and videoconferencing communications industries have been characterized by pricing pressures and business consolidations. ACC competes with other resellers, as well as manufacturers of voice communications and videoconferencing systems, many of which are larger, have greater recognition in the industry, a longer operating history and greater financial resources than ACC. ACC's competitors in the voice communications sector include Lucent, Northern Telecom, Toshiba America, Inc., Siemens Corporation and NEC Corporation. ACC also competes with other dealers of voice communication products. ACC's competitors in the videoconferencing communications sector include Picturetel Corporation, Tandberg Inc., VTEL Corporation, MCI Worldcomm and other dealers. Existing competitors may continue to broaden their product lines and expand their retail operations, and potential competitors may enter into or increase their focus on the voice and/or videoconferencing communications market, resulting in greater competition for ACC. In particular, ACC believes that as the demand for videoconferencing communications systems continues to increase, additional competitors, many of which also will have greater resources than ACC, will enter the videoconferencing market.

     ACC believes that its technical expertise and commitment to customer service and support allow it to compete favorably. ACC conducts comprehensive sales and product training for all its sales and marketing personnel. ACC believes that such training results in its employees having a high level of product and industry knowledge which makes ACC more attractive to end users. ACC also strives to provide prompt and efficient installation, customer training and after sales service which ACC believes results in repeat business as well as new referrals.

ITEM 2. DESCRIPTION OF PROPERTY

     ACC's headquarters are located at 225 Long Avenue, Hillside, New Jersey, 07205. These premises consist of 8,491 square feet of office space, and 13,730 square feet of secured warehouse facilities. The term of this lease is for a period of five years expiring on May 31, 2002. The base rental for the premises during the term of the lease is approximately $123,000 per annum. In addition, ACC is also obligated to pay its share of the Landlord's operating expenses (i.e., those costs or expenses incurred by the Landlord in connection with the ownership, operation, management, maintenance, repair and replacement of the premises, including, among other things, the cost of common area electricity, operational services and real estate taxes). ACC has an option to renew the lease for an additional term of five years, provided that ACC is not in default under the terms of the lease at the time of renewal. The Hillside premises serve as ACC's headquarters and are utilized for executive, administrative and sales functions, the demonstration of ACC's voice and videoconferencing systems and the warehousing of ACC's inventory. At the present time, there is additional adjoining space in both the office and warehouse areas should the Company seek to expand this facility.

     ACC also leases sales and/or demonstration offices in Trumbull, Connecticut; Washington, D.C.; Chicago, Illinois; Los Angeles, California; and Manassas, Virginia. ACC believes that the facilities it presently leases will be adequate for the foreseeable future and that additional space, if required, can be located and leased on reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     On July 16, 1998, MaxBase, Inc. filed a Complaint against ACC and one of its subsidiaries AllComm Products Corp. ("APC") in the Superior Court of New Jersey, Law Division, in Bergen County. The Complaint alleges that ACC breached its agreement with MaxBase Inc., for Maxshare 2 units by failing to meet the required minimum purchase obligations thereunder. The Complaint further alleges misrepresentation and unfair trade practices. The Complaint also seeks to enjoin ACC from enforcing any rights ACC has under the agreement. Maxbase claims damages of $508,200 in lost profits for units not purchased and $945,300 in lost profits for units sold to ACC below market price, as well as unspecified punitive and treble damages. In March 1999, the plaintiff added claims for defamation and tortious interference. A trial is expected to occur in May 2000. ACC believes the claims by MaxBase are without merit and intends to fully defend the suit and assert its rights under the agreement. ACC has filed a counterclaim for breach of contract, breach of warranty and rescission based on misrepresentation. ACC does not anticipate that this proceeding will have a material adverse effect on the financial condition, results of operation or cash flows of ACC.

     On May 20, 1999 the Company settled a legal matter with its former landlord. Under the terms of the settlement, the Company paid a total of $120,000 through December 31, 1999 to fully settle this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the year which ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been listed and traded on the OTC Electronic Bulletin Board since April 28, 1997 under the symbol "ACUC". The following table sets forth the high and low bid prices of a share of Common Stock for each quarter as set forth below. Quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

             1999                               High            Low
          ------------------------------------------------------------

           1st quarter                         1-7/16             3/8
           2nd quarter                         1-11/16         1-1/16
           3rd quarter                         1-1/8           1-1/16
           4th quarter                         1-1/16             1/2


             1999                               High            Low
          ------------------------------------------------------------

          1st quarter                           2-1/4            11/16
          2nd quarter                           5-7/8          1-13/16
          3rd quarter                               5            3-3/8
          4th quarter                          11-7/8          3-11/16


     The Company has not declared or paid any cash or stock dividends on the Common Stock and is prohibited from doing so under its working capital credit facility.

     As of March 17, 2000, there were 55 holders of record of Common Stock. Institutions, as holders of record, may hold Common Stock in nominees or street name accounts on behalf of multiple beneficial owners.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

     The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements and involve factors, risks and uncertainties that may cause the Company's actual results in future periods to differ materially from such statements. These factors, risks and uncertainties include, but are not limited to, the relatively short operating history of the Company; market acceptance and availability of new products; the non-binding and nonexclusive nature of reseller agreements with manufacturers; rapid technological change affecting products sold by the Company; the impact of competitive products and pricing, as well as competition from other resellers; possible delays in the shipment of new products; and the availability of sufficient financial resources to enable the Company to expand its operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 ("FISCAL 1999") COMPARED TO YEAR ENDED DECEMBER 31, 1998 ("FISCAL 1998")

     NET REVENUES. Net revenues increased in fiscal 1999 by $10,780,000, or 82%, to $23,997,000, a record level for a twelve-month period, as compared to fiscal 1998 revenues of $13,217,000. Sales were higher with both the voice communications and videoconferencing customers due to increased demand for products.

     Voice communications - Sales of voice communications products and services increased in fiscal 1999 by $4,454,000, or 62%, to $11,600,000 as compared to fiscal 1998 revenues of $7,146,000. The increase was due in part to significant increases in sales to Universal Health Services, Inc. and sales under the Company's Preferred Vendor Agreement with Cendant. Sales to Universal Health Services, Inc. increased by 135% to $3,336,000 in fiscal 1999 compared to $1,422,000 in fiscal 1998. Sales under the Company's Preferred Vendor Agreement with Cendant increased by 115% to $3,513,000 in fiscal 1999 compared to $1,631,000 in fiscal 1998.

     Videoconferencing - Sales of videoconferencing systems increased in fiscal 1999 by $6,326,000, or 104%, to $12,397,000 as compared to $6,071,000 in fiscal
1998. During 1999, the Company experienced significant growth in sales to the federal government and to customers that resell directly to federal government agencies. Sales to these customers increased in fiscal 1999 by $2,414,000, or 406%, to $3,008,000 as compared to $594,000 in fiscal 1998. The Company continues to increase its customer base through the addition of new sales personnel and increased performance from existing sales personnel. During 1999, the Company opened new offices in California and Illinois.

     GROSS MARGINS. Gross margin dollars increased by $3,701,000, or 98%, to $7,470,000 or 31% of net revenues in fiscal 1999, as compared to $3,769,000, or 29% of net revenues in fiscal 1998. The percentage increase in gross margin is a result of increased unit orders allowing the Company to obtain more favorable pricing from its equipment vendors and from the sale of higher margin services such as maintenance contracts. Cost of revenues consists primarily of net product, direct labor, insurance, warranty, and allocated depreciation costs.

     SELLING. Selling expenses increased by $1,330,000, or 41%, to $4,544,000, or 19% of net revenues in fiscal 1999, as compared to $3,214,000 or 24% of net revenues in fiscal 1998. Sales salaries and commissions represent 64% of selling expenses in 1999 and increased by $960,000, or 49%, to $2,914,000 in fiscal 1999, compared to $1,954,000 in fiscal 1998. The increase in sales salaries is due to higher commissions related to record revenue growth and to the addition of four new sales personnel. Other items included in selling expense are telecommunications, travel and entertainment, postage and delivery, outside commissions, depreciation of demo equipment, and rent.

     GENERAL AND ADMINSTRATIVE. General and administrative expenses increased by $455,000, or 35%, to $1,765,000, or 7%, of net revenues in fiscal 1999, as compared to $1,310,000, or 10%, of net revenues in fiscal 1998. The dollar increase in 1999 was attributable to higher compensation costs, professional fees and bad debt write-offs. Compensation costs increased by $348,000, or 64%, to $891,000 in fiscal 1999 as compared to $543,000 in fiscal 1998. The increase in compensation costs is due to increases in officers compensation and costs associated with the issuance of stock options for services to non employees. Professional fees increased by $84,000, or 41%, to $288,000 in fiscal 1999 as compared to $204,000 in fiscal 1998. The increase in professional fees is due to costs related to defending the lawsuit with Maxbase and with the Company's previous landlord. Bad debt write-offs increased by $63,000, or 37%, to $232,000 in fiscal 1999 as compared to $169,000 in fiscal 1998. The increase in bad debt write-offs is due to the overall increase in the Company's customer base and increased revenue growth. General and administrative expenses declined as a percentage of revenue as sales growth outpaced cost increases.

     OTHER (INCOME) EXPENSES. Fiscal 1999 includes a full year of amortization of deferred financing costs, $43,000, related to the Company's working capital credit facility compared to 7 months in 1998 or $20,000. The Company also reported interest income of $23,000 and $56,000 in 1999 and 1998, respectively. Interest expense, which amounted to $181,000 and $57,000 in 1999 and 1998, respectively, increased as the Company increased the use of its credit facility to fund working capital requirements.

     INCOME TAXES. The Company's income tax benefit of $105,000 for fiscal 1999 reflects reductions in the valuation allowance established against deferred tax assets (principally net operating losses) offset by increases in current federal and state tax provisions arising from improved operating results. In fiscal 1998, the Company had not recognized any income tax benefits, due to uncertainties about its ability to generate a sufficient level of taxable income in the future. In fiscal 1999 based on an assessment of all available evidence, including 1999 operating results, management believes that it is more likely than not that deferred tax assets as of December 31, 1999 will be realized. In the event that the merger with View Tech is consummated, management expects its Federal income tax provision in future periods to exceed the statutory rate, due to the effects of nondeductible amortization charges.

     NET INCOME (LOSS). The Company reported net income in fiscal 1999 of $1,065,000, or $.22 and $.17 per share on a basic and diluted basis, respectively, as compared to a net loss of $777,000 or $.16 per share on a basic and diluted basis in fiscal 1998.

Liquidity and Capital Resources

     At December 31, 1999 the Company had working capital of $4,526,000 compared to $5,702,000 at December 31, 1998 (a decrease of approximately 21%) and cash and cash equivalents of $60,000 compared to $326,000 at December 31, 1998.

     Net cash provided by operating activities in fiscal 1999 was $314,000 versus cash used by operating activities of $3,849,000 in fiscal 1998. The improvement in operating cash flow in fiscal 1999 was due to net income of $1,065,000 in 1999 compared to a net loss of $777,000 in 1998, increased non cash charges of $261,000, and decreases in cash used to support inventory and receivable levels of $466,000 and $2,380,000, respectively. These favorable increases were offset, in part, by decreases in cash provided by operating liabilities of $261,000 and non cash deferred income tax benefits of $230,000.

     Investing activities for fiscal 1999 included purchases of $276,000 for computer equipment and software, demonstration and loaner/warranty equipment, and vehicles, compared to $330,000 in fiscal 1998. The Company increased its transportation fleet in 1999 and continues to increase its pool of demonstration equipment used to sell both videoconferencing and voice communications equipment, and loaner equipment used to satisfy warranty and maintenance requirements.

     Cash used in financing activities in fiscal 1999 of $309,000 was the result of the Company's pay down of its $5,000,000 revolving credit line compared to net borrowings of $2,403,000 in fiscal 1998.

     At December 31, 1999, the Company has a $5,000,000 credit facility with an asset based lender. Loan availability is based on 75% of eligible accounts receivable, as defined and 50% of eligible finished goods inventory, with a cap of $1,200,000 on inventory financing. Outstanding borrowings bear interest at the lender's base rate plus 1% per annum. The principal balance outstanding as of December 31, 1999 (approximately $2.4 million) has been classified as a current liability due to the maturity of the two-year credit agreement in May 2000. The Company has informed the lender of its intent to request renewal of the facility for another two year period.

     At  December  31,  1999,   the  Company  had  state  net   operating   loss
carryforwards of $465,000 available to offset future taxable income through 2018.

     The Company's pending merger partner, View Tech, has incurred significant working capital deficiencies primarily as a result of recurring operating losses. Due to these financial difficulties it is likely that View Tech will require additional financing to assist in the payment of its current and past due obligations. The Company is conducting a review of View Tech's current financial condition in an effort to quantify View Tech's need for assistance. The Company believes, however, that it has sufficient resources to support View Tech's operations once the merger is completed, and that it will be continuing that support at least until View Tech's operations have been integrated with the Company's and projected economies and other cost-saving measures have been fully realized. The Company estimates the fees and costs associated with its pending merger with View Tech, Inc, to be $1,650,000. The Company does not presently have any material commitments for capital expenditures.

     On February 10, 2000, the Company announced the redemption of its outstanding Class A Warrants. Through March 24, 2000, the Company received gross proceeds of approximately $8,100,000.

Inflation

     Management does not believe inflation had a material adverse effect on the financial statements for the periods presented.

Effect of Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative and Hedging Activities," which must be adopted for fiscal quarters of years beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. To date, the Company has not entered into any derivative or hedging activities, and as such, does not expect that the adoption of SFAS No. 133 will have a material effect on the Company's financial statements.

Year 2000

     The statements under this caption include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. Many existing computer software programs and operating systems were designed such that the year 1999 was the maximum date that they would be able to process accurately. The failure of the Company's computer software programs, operating systems and product to process the change in calendar year from 1999 to 2000 had the potential to result in system malfunctions or failures. In the conduct of operations, the Company relies on equipment and commercial computer software primarily provided by independent vendors. In anticipation of potential system malfunctions or failures the Company undertook an assessment of its vulnerability to the so-called "Year 2000 issue" with respect to equipment, computer systems and product and with respect to vendors, and other parties with whom it conducts a substantial amount of business.

     To address the Year 2000 issue, management initiated a company-wide program to prepare the Company's computer systems and applications for the year 2000, as well as to identify critical third parties and major vendors, such as Lucent, Panasonic, Sony, and Polycom; major customers, such as Cendant and Universal Health Services, Inc; and other parties such as Landlords and utility companies, which the Company relies upon to operate its business to assess their readiness for the year 2000. The Company's main computer applications include MAS90 accounting software and Top Of Mind customer service software. Individual desktop computers are running on a Windows 95, 98 or NT operating system and include desktop applications such as Microsoft Office 97. The Company uses Dell personal computers on most desktops.

     For the year ended December 31, 1999, the Company spent a total of approximately $15,000 in connection with addressing the Year 2000 problem and does not anticipate any significant future costs. These costs were largely due to upgrading software systems and equipment. The Company's policy is to expense maintenance and modification costs and capitalize hardware and software purchases and upgrades. The Company funded the foregoing from operating cash flow.

     Since the change in the calendar from 1999 to 2000, the Company has not experienced any system malfunctions or failures. In addition, the Company has not experienced any loss in revenues due to the Year 2000 problem. Based on information to date, the Company is not aware of Third Parties with whom it conducts a significant amount of business that have experienced a material Year 2000 readiness issue affecting their ability to operate their business or raise adequate revenue to meet their contractual obligations to us. Although prepared to commit the necessary resources to enforce its contractual rights in the event any third parties with whom it conducts business encounter Year 2000 issues, the Company does not expect to incur any additional amounts to continue to monitor and prevent Year 2000 malfunctions and failures because it does not expect to encounter any material Year 2000 issues. Consequently, the Company does not feel that a contingency plan is necessary.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are filed in this item 7, beginning on page 12 of this Annual Report on Form 10-KSB:

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets at December 31, 1999 and 1998

     Consolidated Statements of Operations for the years ended December 31, 1999 and 1998.

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998.

     Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998.

     Notes to Consolidated Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the
Stockholders of All Communications Corporation

We have audited the accompanying consolidated balance sheets of All Communications Corporation and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of All Communications Corporation and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


BDO Seidman, LLP

Woodbridge, New Jersey
February 29, 2000,
except for Note 15 which
is as of March 24, 2000

                         ALL COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                                        ----------------------------
                                                                            1999            1998
                                                                        ------------    ------------
ASSETS
Current assets
       Cash and cash equivalents                                        $     60,019    $    325,915
       Accounts receivable (net of allowance for doubtful accounts of
          $285,000 and $117,700, respectively)                             6,128,221       4,317,853
       Inventory                                                           3,602,238       3,540,281
       Deferred income taxes                                                 230,083            --
       Other current assets                                                  161,947          45,577
                                                                        ------------    ------------

       Total current assets                                               10,182,508       8,229,626
                                                                        ------------    ------------

Furniture, equipment and leasehold improvements-net                          621,443         611,518

Deferred financing costs                                                      17,633          43,271
Other assets                                                                  45,720          38,214
                                                                        ------------    ------------

       Total assets                                                     $ 10,867,304    $  8,922,629
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Bank loan payable                                                $  2,138,602    $       --
       Accounts payable                                                    2,022,687       1,412,616
       Accrued expenses                                                      891,033         844,082
       Income taxes payable                                                  124,372           2,860
       Deferred revenue                                                      403,524         156,133
       Customer deposits                                                      44,919          94,721
       Current portion of capital lease obligations                           30,905          17,365
                                                                        ------------    ------------

       Total current liabilities                                           5,656,042       2,527,777
                                                                        ------------    ------------

Noncurrent liabilities
       Bank loan payable                                                        --         2,403,216
       Capital lease obligations, less current portion                        17,444          23,221
                                                                        ------------    ------------

       Total noncurrent liabilities                                           17,444       2,426,437
                                                                        ------------    ------------

       Total liabilities                                                   5,673,486       4,954,214
                                                                        ------------    ------------

COMMITMENTS  AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, no par value;
   1,000,000 shares authorized, none issued or outstanding                      --              --
Common Stock, no par value; 100,000,000 authorized;
   4,910,000 shares issued and outstanding                                 5,229,740       5,229,740
Additional paid-in capital                                                   488,759         327,943
Accumulated deficit                                                         (524,681)     (1,589,268)
                                                                        ------------    ------------

       Total stockholders' equity                                          5,193,818       3,968,415
                                                                        ------------    ------------

       Total liabilities and stockholders' equity                       $ 10,867,304    $  8,922,629
                                                                        ============    ============


           See accompanying notes to consolidated financial statements

                         ALL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year ended
                                                                     December 31,
                                                            ----------------------------
                                                                1999            1998
                                                            ------------    ------------
Net revenues                                                $ 23,997,212    $ 13,217,083
Cost of revenues                                              16,527,505       9,447,592
                                                            ------------    ------------

Gross margin                                                   7,469,707       3,769,491

Operating expenses:
     Selling                                                   4,543,873       3,213,965
     General and administrative                                1,765,411       1,309,577
                                                            ------------    ------------

Total operating expenses                                       6,309,284       4,523,542
                                                            ------------    ------------
Income (loss) from operations                                  1,160,423        (754,051)
                                                            ------------    ------------

Other (income) expenses
     Amortization of deferred financing costs                     43,137          19,669
     Interest income                                             (23,189)        (56,446)
     Interest expense                                            181,127          57,167
                                                            ------------    ------------

Total other expenses, net                                        201,075          20,390
                                                            ------------    ------------

Income (loss) before income taxes                                959,348        (774,441)

Income tax benefit (provision)                                   105,239          (2,900)
                                                            ------------    ------------

Net income (loss)                                           $  1,064,587    $   (777,341)
                                                            ============    ============

Net income (loss) per share:
                Basic                                       $        .22    $       (.16)
                                                            ============    ============
                Diluted                                     $        .17    $       (.16)
                                                            ============    ============

Weighted average number of common shares and equivalents:
                Basic                                          4,910,000       4,910,000
                                                            ============    ============
                Diluted                                        6,169,074       4,910,000
                                                            ============    ============


           See accompanying notes to consolidated financial statements

                         ALL COMMUNICATIONS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                                                       Additional
                                                              Common Stock                Paid-in      Accumulated
                                                         ------------------------
                                                          Shares        Amount            Capital        Deficit           Total
                                                         ---------     -----------     -----------     -----------      -----------

Balance at January 1, 1998                               4,910,000     $ 5,229,740     $   316,611     $  (811,927)     $ 4,734,424

Issuance of stock options for services                        --              --            11,332            --             11,332

Net loss for the year                                         --              --              --          (777,341)        (777,341)
                                                         ---------     -----------     -----------     -----------      -----------
Balance at December 31, 1998                             4,910,000       5,229,740         327,943      (1,589,268)       3,968,415


Issuance of  stock options for services                       --              --           160,816            --            160,816

Net income for the year                                       --              --              --         1,064,587        1,064,587
                                                         ---------     -----------     -----------     -----------      -----------
Balance at December 31, 1999                             4,910,000     $ 5,229,740     $   488,759     $  (524,681)     $ 5,193,818
                                                         =========     ===========     ===========     ===========      ===========


           See accompanying notes to consolidated financial statements

                         ALL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                               Year ended
                                                                                                               December 31,
                                                                                                   --------------------------------
                                                                                                        1999                1998
                                                                                                   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                                            $  1,064,587        $   (777,341)
      Adjustments to reconcile net income (loss)
      to net cash provided by (used in)operating activities:
         Depreciation and amortization                                                                  330,902             224,474
         Deferred income taxes                                                                         (230,083)               --
         Loss on disposal of equipment                                                                    8,078               3,209
         Non cash compensation                                                                          160,816              11,332
         Changes in operating assets and liabilities:
             Accounts receivable                                                                     (1,810,368)         (2,276,503)
             Inventory                                                                                  (61,957)         (2,442,398)
             Advances to Maxbase, Inc.                                                                     --               127,080
             Other current assets                                                                      (116,370)             50,641
             Other assets                                                                                (7,506)             (6,855)
             Accounts payable                                                                           610,071             502,831
             Accrued expenses                                                                            46,951             520,190
             Income taxes payable                                                                       121,512                 407
             Deferred revenue                                                                           247,391             156,133
             Customer deposits                                                                          (49,802)             57,669
                                                                                                   ------------        ------------

        Net cash provided by (used in) operating activities                                             314,222          (3,849,131)
                                                                                                   ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of furniture, equipment and leasehold improvements                                     (275,799)           (330,031)
      Proceeds from sale of furniture, equipment and leasehold improvements                               5,000                --
                                                                                                   ------------        ------------

        Net cash used in investing activities                                                          (270,799)           (330,031)
                                                                                                   ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Deferred financing costs                                                                          (17,500)            (62,939)
      Proceeds from bank loan                                                                        18,080,175           2,403,216
      Payments on bank loan                                                                         (18,344,789)               --
      Payments on capital lease obligations                                                             (27,205)            (10,426)
                                                                                                   ------------        ------------

        Net cash (used in) provided by financing activities                                            (309,319)          2,329,851
                                                                                                   ------------        ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                                  (265,896)         (1,849,311)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                        325,915           2,175,226
                                                                                                   ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $     60,019        $    325,915
                                                                                                   ============        ============

Supplemental  disclosures of cash flow information
      Cash paid (received) during the year for:
         Interest                                                                                  $    167,273        $     45,404
                                                                                                   ============        ============
         Income taxes                                                                              $       --          $    (52,183)
                                                                                                   ============        ============
      Non cash financing and investing activities:
         Equipment with costs totaling $37,747 and $58,844,  were acquired under capital lease arrangements during the years ended December 31, 1999 and
         1998, respectively.


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

     The  consolidated   financial   statements  include  the  accounts  of  All
     Communications Corporation and its wholly owned subsidiaries, AllComm Products Corporation ("APC") and VTC Resources, Inc. ("VTC"). All intercompany balances and transactions have been eliminated in consolidation. During 1999 and 1998, the Company did not segregate or manage its operations by business segment.

Inventory

     Inventory, consisting of finished goods, is valued at the lower of cost (determined on a first in, first out basis), or market.

Use of estimates

     Preparation of the  consolidated  financial  statements in conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. It is reasonably possible that changes may occur in the near term that would affect management's estimates with respect to the allowance for doubtful accounts receivable, inventory reserve, and warranty reserves.

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

Earnings (loss) per share

     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period (4,910,000 shares in both 1999 and 1998).

     Diluted  earnings  (loss) per share is  calculated  by dividing  net income
     (loss) by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options and warrants using the treasury stock method. Incremental shares included in the diluted computation were 1,259,074 for 1999. Diluted loss per share for 1998 is the same as basic loss per share, since the effects of the calculation were anti-dilutive.

                         ALL COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Cash and cash equivalents

     The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of risks

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and uncollateralized trade accounts receivable. The Company places its cash and cash equivalents primarily in commercial checking accounts and money market funds. Commercial bank balances may from time to time exceed federal insurance limits; money market funds are uninsured.

     The Company performs ongoing credit evaluations of its customers. Revenues generated from an agreement with Cendant Corporation ("Cendant") accounted for 15% and 12% of net revenues for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, receivables from Cendant represented approximately 15% and 6% of net accounts receivable, respectively.

     In 1998, the Company established customer relationships with Universal Health Services, Inc. for Lucent and Sony products. Universal Health Services accounted for 14 % and 11% of net revenues for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, receivables from this customer represented approximately 10% and 6% of net accounts receivable, respectively.

     During the years ended December 31, 1999 and 1998 the Company's allowance for doubtful accounts was increased by $254,300 and $169,250, respectively (for bad debt provisions) and was decreased by $87,000 and $112,000, respectively, for written off balances.

     Most of the products sold by the Company are purchased under non-exclusive dealer agreements with various manufacturers, including Panasonic Communications & Systems Company ("Panasonic") and Lucent Technologies, Inc. ("Lucent") for digital business telephone systems and related products, and with Polycom, Inc. ("Polycom") for dataconferencing and videoconferencing equipment. The agreements typically specify, among other things, sales territories, payment terms, purchase quotas and reseller prices. All of the agreements provide for early termination on short notice with or without cause. The termination of any of the Company's dealer agreements, or their renewal on less favorable terms than currently in effect, could have a material adverse impact on the Company's business.

Depreciation and amortization

     Furniture, equipment and leasehold improvements are stated at cost. Furniture and equipment are depreciated over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the shorter of either the asset's useful life or the related operating lease term. Depreciation is computed on the straight-line method for financial reporting purposes and on the modified accelerated cost recovery system for income tax purposes.

                         ALL COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Income taxes

     The Company uses the liability method to determine its income tax expense or benefit. Deferred tax assets and liabilities are computed based on temporary differences between the financial reporting and tax basis of assets and liabilities (principally certain accrued expenses, reserves, compensation expenses, and allowances for doubtful accounts), and are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse.

     Prior to 1999, deferred tax assets were reduced by a valuation allowance since, based on the assessment of available evidence, it was considered more likely than not that all of the deferred tax assets would not be realized.

Long-lived assets

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company evaluates impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets would be compared to the carrying amounts of those assets. There were no impairment losses recorded in 1999 and 1998.

Stock options and warrants

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

     The fair value of warrants issued in return for services rendered by non-employees are charged to operations over the terms of the underlying service agreements.

Comprehensive Income

     In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This standard establishes requirements for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.
     Comprehensive income is the total of net income and all other nonowner changes in equity. The objective of this statement is to report a measure of all changes in equity of a company that result from transactions and other economic events in the period other than transactions with owners. The Company adopted SFAS No. 130 during the first quarter of fiscal 1998, and has no comprehensive income components to report in 1999 and 1998.

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative and Hedging Activities," which must be adopted for fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. To date, the Company has not entered into any derivative or hedging activities, and, as such does not expect that the adoption of SFAS No.133 will have a material effect on the Company's financial statements.

                         ALL COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Furniture, equipment and leasehold improvements consist of the following:

                                                          December 31,
                                                 -------------------------------
                                                     1999               1998
                                                 -----------        -----------
         Leasehold improvements                  $    80,753        $    85,028
         Office furniture                            120,402            119,683
         Computer equipment and software             273,651            186,244
         Demonstration equipment                     447,292            301,487
         Loaner/Warranty equipment                    65,493             39,656
         Vehicles                                    237,581            199,834
                                                 -----------        -----------
                                                   1,225,172            931,932
         Less:  Accumulated depreciation            (603,729)          (320,414)
                                                 -----------        -----------

                                                 $   621,443        $   611,518
                                                 ===========        ===========

     Depreciation expense was $287,765 and $204,805 for the years ended December 31, 1999 and 1998, respectively, which includes depreciation expense of $19,318 and $7,846, respectively, on fixed assets subject to capital leases.

NOTE 5 - ACCRUED EXPENSES

     Accrued expenses consist of the following:
                                                           December 31,
                                                 -------------------------------
                                                   1999                   1998
                                                 --------               --------
         Sales tax payable                       $145,739               $ 92,098
         Accrued warranty costs                    75,000                 75,000
         Accrued installation costs                31,500                300,764
         Accrued compensation                     467,578                205,986
         Other                                    171,216                170,194
                                                 --------               --------
                                                 $891,033               $844,042
                                                 ========               ========


NOTE 6 - BANK LOAN PAYABLE AND LONG-TERM DEBT

Bank loan payable

     In May 1998, the Company closed on a $5,000,000 working capital credit facility with an asset-based lender. Loan availability is based on 75% of eligible accounts receivable, as defined, and 50% of eligible finished goods inventory, with a cap of $1,200,000 on inventory financing. Outstanding borrowings bear interest at the lender's base rate plus 1% per annum (9.5% and 8.75% at December 31, 1999 and 1998, respectively), payable monthly, and are collateralized by a lien on accounts receivable, inventories, and intangible assets. The credit facility has an initial term of two years, with annual renewals thereafter subject to the lender's review. The credit facility contains certain financial and operational covenants. At December 31, 1999 the Company was in compliance with all such covenants. At December 31, 1999, the loan has been classified as a current liability due to the maturity of the credit agreement in May 2000.

                         ALL COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - STOCK OPTIONS

Non-qualified options

     The Company issued a total of 495,438 and 179,000 options during 1999 and 1998 respectively, to various employees, directors, and advisors, with exercise prices ranging from $.50 to $7.94 per share and vesting periods ranging from immediately to over the course of 24 months. At December 31, 1999, the total outstanding non-qualified options was approximately 1,607,000.

Stock Option Plan

     In December 1996, the Board of Directors adopted the Company's Stock Option Plan (the "Plan") and reserved up to 500,000 shares of Common Stock for issuance thereunder. In June 1998, the Company's shareholders approved an amendment to the Plan increasing the amount of shares available under the plan to 1,500,000. The Plan provides for the granting of options to officers, directors, employees and advisors of the Company. The exercise price of incentive stock options ("ISOs") issued to employees who are less than 10% stockholders shall not be less than the fair market value of the underlying shares on the date of grant or not less than 110% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The exercise price of restricted stock options shall not be less than the par value of the shares to which the option relates. Options are not exercisable for a period of one year from the date of grant. Thereafter, options may be exercised as determined by the Board of Directors at the date of grant, with maximum terms of ten and five years, respectively, for ISO's issued to employees who are less than 10% stockholders and employees who are 10% stockholders. In addition, under the Plan, no individual will be given the opportunity to exercise ISO's valued in excess of $100,000, in any calendar year, unless and to the extent the options have first become exercisable in the preceding year. The maximum number of shares with respect to which options may be granted to an individual during any twelve-month period is 100,000. The Plan will terminate in 2006. Options granted under the Plan in 1999 and 1998 were 844,562 and 217,500, respectively.

     A summary of Plan and other options outstanding as of December 31, 1999, and changes during 1998 and 1999 are presented below:


                                                               Weighted Average
                                                        Fixed      Exercise
                                                       Options      Price
                                                      ----------   --------
      Options outstanding, January 1, 1998             1,250,000      $4.25
      Granted                                            396,500       1.30
                                                      ----------      -----
      Options outstanding December 31, 1998            1,646,500       3.54
      Granted                                          1,340,000       1.59
      Canceled                                           (82,500)      1.93
                                                      ----------      -----
      Options outstanding December 31, 1999            2,904,000      $2.69
                                                      ==========      =====

      Shares of common stock available for future
                grant under the plan                     202,938
                                                      ==========

                         ALL COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Additional information as of December 31, 1999 with respect to all outstanding options is as follows:


                                           Options Outstanding                           Options Exercisable
                             ----------------------------------------------------     -------------------------
                                                      Weighted
                                                       Average         Weighted                       Weighted
                                                      Remaining        Average                        Average
                                 Number               Contractual      Exercise           Number      Exercise
           Range of Price     Outstanding          Life (in years)      Price          Exercisable     Price
         ---------------------------------         ------------------------------     -------------------------
         $          .50-.94      1,040,000                3.96       $        .91           582,500  $      .89
                 1.063-1.50        446,500                3.76               1.27           239,167        1.37
                  2.50-3.85        495,500                4.10               3.49           400,500        3.48
                  4.00-5.00        914,000                2.67               4.92           824,000        4.95
                  6.38-7.94          8,000                4.96               7.16             8,000        7.16
                             -------------                                             ------------
                   .50-7.94      2,904,000                3.55               2.69         2,054,167        3.10
                             ==============                                            ============


     The Company has elected to use the intrinsic value-based method of APB Opinion No. 25 to account for all of its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying financial statements for stock options issued to employees because the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. The weighted-average grant date fair value of options granted during 1999 and 1998 under the Black-Scholes option pricing model was $.56 and $.37 per option, respectively.

     The fair value of each option granted in 1999 and 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      1999           1998
                                                      ----           ----
        Risk free interest rates                     4.71%           5.56%
        Expected option lives                      2.82 years     3.46 years
        Expected volatility                          46.50%         46.50%
        Expected dividend yields                      None           None

     The Company has adopted the pro forma disclosure provisions of SFAS No.
     123. Had compensation cost for all of the Company's stock-based compensation grants to employees been determined in a manner consistent with the fair value method prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per share as reported would have been:


                                                  1999                 1998
                                              -------------       -------------
     Net income (loss):
     As reported                              $   1,064,587       $    (777,341)
     Adjusted pro forma                             895,574            (884,675)

     Net income (loss) per share:
     Basic, as reported                       $         .22       $        (.16)
     Adjusted pro forma                                 .18                (.18)

     Diluted, as reported                     $         .17       $        (.16)
     Adjusted pro forma                                 .15                (.18)

     Compensation expense recognized in the Company's Statements of Operations for options and warrants issued to non-employees totaled $160,816 and $11,332 in 1999 and 1998, respectively.

                         ALL COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - STOCKHOLDERS' EQUITY

     Preferred stock

     On December 6, 1996 the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to authorize the issuance of up to 1,000,000 shares of Preferred Stock. The rights and privileges of the Preferred Stock have not yet been designated.

     Class A Warrants

     At December 31, 1999, the Company had 2,050,000 outstanding redeemable Class A Warrants, which were issued in conjunction with its 1997 initial public offering. The warrants are exercisable through April 27, 2002, at a price of $4.25 per share. The Company may redeem the warrants at a price of $.10 per warrant, commencing eighteen months from the effective date of the offering and continuing for a four-year period, provided the price of the Company's common stock is at least $10.63 for at least 20 consecutive trading days prior to issuing a notice of redemption. (See Note 15)

NOTE 9 - INCOME TAXES

     The income tax provision (benefit) consists of the following:

                                                         Years ended
                                                         December 31,
                                                  ------------------------
                                                     1999           1998
                                                  ---------      ---------

         Current:
                Federal                           $ 117,344      $    --
                State                                 7,500          2,900
                                                  ---------      ---------
         Total current                              124,844          2,900
                                                  ---------      ---------

         Deferred:
                Federal                             205,482       (252,791)
                State                                32,005        (73,582)
                Valuation allowance                (467,570)       326,373
                                                  ---------      ---------
         Total deferred                            (230,083)          --
                                                  ---------      ---------
         Provision (benefit)for income taxes      $(105,239)     $   2,900
                                                  =========      =========


     The Company's effective tax rate differs from the statutory federal tax rate as shown in the following table:

                                                             Years ended
                                                             December 31,
                                                       ----------------------
                                                          1999         1998
                                                       ---------    ---------

     U.S. federal income taxes at the statutory rate   $ 326,314    $(263,310)
     State taxes, net of federal effects                   4,950      (41,557)
     Non-deductible charges                               24,939         --
     Change in valuation allowance                      (467,570)     326,373
     Other                                                 6,128      (18,606)
                                                       ---------    ---------
                                                       $(105,239)   $   2,900
                                                       =========    =========

                         ALL COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of 1999 and 1998 are presented below:


                                                           December 31,
                                                      ---------------------
                                                        1999        1998
                                                      ---------   ---------
     Deferred tax assets:
            Reserves and allowances                   $ 144,000   $ 126,640
            Tax benefit of state net operating loss
               carryforwards                             41,840     349,211
            Stock option compensation                    75,476        --
            Other                                          --        12,073
                                                      ---------   ---------
            Total deferred tax assets                   261,316     487,924
                                                      ---------   ---------

     Deferred tax liabilities:
            Depreciation                                 15,665      20,354
            Other                                        15,568        --
                                                      ---------   ---------
            Total deferred tax liabilities               31,233      20,354
                                                      ---------   ---------
     Subtotal                                           230,083     467,570
     Valuation allowance                                   --      (467,570)
                                                      ---------   ---------
     Net deferred tax assets                          $ 230,083   $    --
                                                      =========   =========

     In 1999, the Company generated a sufficient level of taxable income to recognize the benefit of federal tax loss carryforwards and other deferred tax assets and, accordingly, the valuation allowance established at December 31, 1998 was reduced. Further, based on its review of 1999 operating results and other evidence, management believes that it is more likely than not that deferred tax assets recorded as of December 31, 1999 will be realized.

     The Company and its subsidiaries file federal returns on a consolidated basis and separate state tax returns. At December 31, 1999, the Company had state net operating loss carryforwards of $465,000 available to offset future taxable income through 2018.

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

     The other two agreements each have a three-year term and provide for annual salaries of $104,000 in the first year increasing by $10,000 each year thereafter. The agreements further provide for an incentive bonus equal to 1/2 of 1% of net sales payable twice yearly to both officers. Each employee is also entitled to a monthly automobile allowance. Effective January 11, 1999, both of these employment agreements were amended. In consideration for extending the term of the agreements for an additional year, through December 31, 2000, the Company granted additional options to purchase up to 300,000 shares each of Common Stock. The options vest over a twenty three month period.

                         ALL COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Each agreement may be terminated by the employee without cause upon written notice to the Company.


Operating Leases

     In April 1998, the Company entered into a five-year non-cancelable lease for the use of office space in New York City. The lease provides for annual base rent of $47,500 plus a proportionate share of operating expenses. The Company signed a one-year lease for a Virginia sales office in 1998. Base rent under this lease is $800 per month and continues monthly after expiration of the initial term.

     In October 1999, the Company entered into a twenty six-month non-cancelable lease for the use of office space in California. The lease provides for base rent of $47,000 for the first thirteen months and $48,000 for months fourteen through the expiration date plus a proportionate share of operating expenses. Also in October 1999, the Company entered into a six month non-cancelable lease for the use of office space in Illinois. The lease provides for monthly base rent of $1,700.

     During 1999, the Company closed its New York City office and assigned their rights under a sublease to their landlord. The loss on abandoning this facility was not material to the Company's 1999 Statement of Operations.

     Future minimum rental commitments under all non-cancelable leases are as follows:

                         Year ending
                         December 31,
                     ---------------------
                             2000                             $271,280
                             2001                              260,039
                             2002                              125,030
                             2003                                4,238
                                                              --------
                                                              $660,587
                                                              ========

     Total rent expense for the years ended December 31, 1999 and 1998 was $311,909 and $284,630, respectively.

Capital Lease Obligations

     The Company leases certain vehicles under non-cancelable lease agreements. These leases are accounted for as capital leases. The equipment under the capital leases as of December 31, 1999 had a cost of $96,591, accumulated depreciation of $27,164, with a net book value of $69,427. Future minimum lease payments under capital lease obligations at December 31, 1999 are as follows:


          2000                                               $ 35,925
          2001                                                 18,580
                                                             --------
          Total minimum payments                               54,505
          Less amount representing interest                    (6,156)
                                                             --------
          Total principal                                      48,349
          Less portion due within one year                    (30,905)
                                                             --------
          Long-term portion                                  $ 17,444
                                                             ========

                         ALL COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Matters

     In September 1997, the Company entered into an exclusive distribution agreement with Maxbase, Inc., the manufacturer of "MaxShare 2", a patented bandwidth-on-demand line sharing device. During 1998 the Company purchased $520,350 of Maxshare 2 units. The Company has identified performance problems with the MaxShare 2 product in certain applications, and believes that MaxBase, Inc. has a contractual obligation to correct any technical defects in the product. Pending resolution of the matter, the Company has ceased ordering product under its purchase commitment, and has also limited shipments to distribution partners.

     On July 16, 1998, MaxBase, Inc. filed a Complaint against the Company and APC in the Superior Court of New Jersey, Law Division. The complaint alleges that the Company breached its agreement with MaxBase Inc., for Maxshare 2 units by failing to meet the required minimum purchase obligations thereunder. The complaint further alleges misrepresentation and unfair trade practices. The complaint also seeks to enjoin the Company from enforcing any rights the Company has under the agreement. Maxbase claims damages of $508,200 in lost profits for units not purchased and $945,300 in lost profits for units sold to the Company below market price, as well as unspecified punitive and treble damages. In March 1999, Maxbase added claims for defamation and tortious interference. A trial is expected to commence in May 2000. The Company believes the claims by MaxBase are without merit and intends to fully defend the suit and assert its rights under the agreement. The Company has filed a counterclaim for breach of contract, breach of warranty and rescission based on misrepresentation. The Company does not anticipate that the ultimate resolution will have a material adverse effect on its financial condition, results of operation or cash flows.

     On May 20, 1999 the Company settled a legal matter with its former landlord. Under the terms of the settlement, the Company paid a total of $120,000 through December 31, 1999 to fully settle this matter.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments reported in the Company's balance sheet consist of cash, accounts receivable, accounts payable, and bank loan payable, the carrying values of which all approximate fair value at December 31, 1999 and 1998. The fair value of the financial instruments disclosed therein are not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

NOTE 12 - PENSION PLAN

     On March 1, 1998 the Company adopted a 401(k) Retirement Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees who meet minimum age and service requirements. The 401(k) Plan is non-contributory on the part of the Company.

NOTE 13 - MERGER WITH VIEW TECH, INC.

     On December 27, 1999, the Company entered into an agreement to merge with View Tech, Inc, (`View Tech") a publicly held California-based videoconferencing solutions provider, in a transaction that will be accounted for as a "reverse acquisition" using the purchase method. The reverse acquisition method will result in the Company being recognized as the acquirer of View Tech for accounting and financial reporting purposes. Under the agreement, each All Communications share will be exchanged for a specified number of shares of View Tech. The merger is subject to certain conditions, including approval by shareholders and the receipt of opinions that the merger will be tax-free to All Communications shareholders. The transaction is expected to close in the second quarter of 2000.

                         ALL COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following summarized, unaudited pro forma information for the year ended December 31, 1999 assumes that the merger of the Company and View Tech occurred on January 1, 1999:

                                             Year Ended
                                             December 31,
                                                1999
                                            -------------
             Net revenues                   $  59,476,819
             Operating loss                    (8,894,803)
             Net loss                          (9,550,867)
             Loss per share:
                                  Basic        (.40)
                                Diluted        (.40)


     The pro forma operating results reflect estimated pro forma adjustments for the amortization of intangibles ($2,275,000) arising from the merger and other adjustments. Pro forma results of operations information is not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated at the beginning of 1999, or of future results of the combined entity.

     During the year ended December 31, 1999, the Company recognized net revenues of $431,000 from transactions with View Tech.

NOTE 14 - RELATED PARTY

     The landlord for the Company's Hillside, New Jersey office is Vitamin Realty Associates, L.L.C. of which Eric Friedman, one of the Company's directors, is a member. The lease term is for five years and expires on May 31, 2002. The base rental for the premises during the term of the lease is approximately $123,000 per year. In addition, the Company must pay its share of the landlord's operating expenses (i.e., those costs or expenses incurred by the landlord in connection with the ownership, operation, management, maintenance, repair and replacement of the premises, including, among other things, the cost of common area electricity, operational services and real estate taxes). For the years ended December 31, 1999 and 1998, rent expense associated with this lease was $135,000 and $119,000, respectively.

     The Company receives financial and tax services from an accounting firm in which one of the Company's directors, is a partner. Since this Board member has become a director on September 15, 1999, the Company has incurred fees of $13,325 on services received from this firm.

NOTE 15 - SUBSEQUENT EVENT

     On February 10, 2000, the Company announced its intention to redeem all outstanding Class A Warrants. Through March 24, 2000, the Company received gross proceeds of approximately $8,100,000.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III

     The Company intends to file with the Securities and Exchange Commission, within 120 days after the end of the fiscal year covered by this report, a definitive Proxy Statement (the "Proxy Statement") for use in connection with the Company's 2000 Annual Meeting of Stockholders. In accordance with General Instruction E (3) of Form 10-KSB the information required by Items 9, 10, 11, and 12 below is incorporated herein by reference to the Proxy Statement.

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

     (2)  Exhibits

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

          (i) 10.3 Employment Agreement, effective January 1, 1997, between the Registrant and Richard Reiss.

          (ii) 10.4 Amendment to the Employment Agreement in Exhibit 10.3 above, effective March 21, 1997.

          (iii) 10.5 Employment Agreement, effective January 1, 1997, between the Registrant and Joseph Scotti.

          (iv) 10.6 Amendment No. 1 to the Employment Agreement between the Registrant and Joseph Scotti, effective January 11, 1999.

          (v) 10.7 Employment Agreement, effective January 1, 1997, between the Registrant and Leo Flotron

          (vi) 10.8 Amendment No. 1 to the Employment Agreement between the Registrant and Leo Flotron, effective January 11, 1999.

          (vii)  10.12 Registrants Stock Option Plan

          (viii) 10.13 Amendment No. 1 to Registrants Stock Option Plan

          (ix) 23.1 Consent of BDO Seidman, LLP, Independent Certified Public Accountants

(b) No reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ALL COMMUNICATIONS CORPORATION

Dated:   March 29, 2000                  By:  /s/ RICHARD REISS
                                             --------------------------------
                                              Richard Reiss, Chairman,
                                              Chief Executive Officer and
                                              President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                                   TITLE                              DATE
----------------------------           ---------------------------------------       --------------
/S/      RICHARD REISS                 Chairman of the Board of Directors            March 29, 2000
---------------------------
         RICHARD REISS                 President (Principal Executive Officer)


/S/      SCOTT TANSEY                  Vice President - Finance                      March 29, 2000
---------------------------
         SCOTT TANSEY                  (Principal Financial and
                                       Accounting Officer)

/S/      ROBERT B. KRONER              Director                                      March 29, 2000
---------------------------
         ROBERT B. KRONER


/S/      ERIC FRIEDMAN                 Director                                      March 29, 2000
---------------------------
         ERIC FRIEDMAN


/S/      PETER MALUSO                  Director                                      March 29, 2000
---------------------------
         PETER MALUSO


/S/      ANDREA GRASSO                 Director                                      March 29, 2000
---------------------------
         ANDREA GRASSO


/S/      DEAN HILTZIK                  Director                                      March 29, 2000
---------------------------
         DEAN HILTZIK


/S/      LOUIS CAPOLINO                Director                                      March 29, 2000
---------------------------
         LOUIS CAPOLINO

                                INDEX TO EXHIBITS

    Exhibit No.          DESCRIPTION OF DOCUMENT

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

     10.2 Dealer Agreement dated May 20, 1992, between the Registrant and Panasonic Communications & Systems Company. (1)

     10.3 Employment Agreement, effective January 1, 1997, between the Registrant and Richard Reiss. (1)

     10.4 Amendment to the Employment Agreement between the Registrant and Richard Reiss, effective March 21, 1997 (1)

     10.5 Employment Agreement, effective January 1, 1997, between the Registrant and Joseph Scotti. (1)

     10.6      Amendment  No.  1  to  the  Employment   Agreement   between  the
               Registrant and Joseph Scotti, effective January 11, 1999. (2)

     10.7 Employment Agreement, effective January 1, 1997, between the Registrant and Leo Flotron. (Incorporated herein by reference to Exhibit No. 10.6 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-21069).

     10.8      Amendment  No.  1  to  the  Employment   Agreement   between  the
               Registrant and Leo Flotron, effective January 11, 1999. (2)

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

     10.13     Amendment No. 1 to Registrant's Stock Option Plan. (2)

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

     10.18     Merger   Agreement,   dated   December  27,  1999,   between  All
               Communications Corporation and View Tech, Inc. (3)

     *10.19 Amendment No. 1 to Agreement And Plan of Merger between All Communications and View Tech, Inc.

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

     *23.1     Consent  of  BDO  Seidman,   LLP,  Independent  Certified  Public
               Accountants

     *27.1     Financial Data Schedule.

________________________
*    Filed herewith

(1)  Incorporated herein by reference to the corresponding exhibit number to the
     Registrant's   Registration  Statement  on  Form  SB-2,   Registration  No.
     333-21069.

(2) Incorporated herein by reference to the corresponding exhibit number to the Registrant's Form 10KSB for the fiscal year ended December 31, 1998, filed on March 31, 1999.

(3) Filed as an exhibit to View Tech, Inc.'s Registration Statement on Form S-4 (Registration No. 333-95145) and incorporated by reference herein.