Form 10QSB
period 2000-03-31
ALL COMMUNICATIONS CORP/NJ
filed 2000-05-15
CIK 1031613

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

                                       or

/_/ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes [X]                    No [_]

     The number of shares outstanding of the registrant's Common Stock as of May 12, 2000 was 7,148,147.

     Transitional Small Business Disclosure Format:
Yes[_]                     No [X]

                         ALL COMMUNICATIONS CORPORATION
                                      Index

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheet*
                 March 31, 2000 and December 31, 1999                         1

         Consolidated Statement of Operations
                 For the Three Months ended
                 March 31, 2000 and 1999                                      2

         Consolidated Statement of Cash Flows
                 For the Three Months ended March 31, 2000 and 1999           3

         Notes to Consolidated Financial Statements                           4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            6

PART II. OTHER INFORMATION

Legal Proceedings                                                             10

Changes in Securities                                                         10

Defaults Upon Senior Securities                                               10

Submission of Matters to a Vote of Security Holders                           10

Other Information                                                             10

Exhibits and Reports on Form 8-K                                              10

Signatures                                                                    11


* The Balance Sheet at December 31, 1999 has been derived from the audited financial statements at that date. All other financial statements are unaudited.

                         ALL COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                         March 31,       December 31,
                                                                            2000             1999
                                                                            ----             ----
                                                                        (unaudited)
ASSETS
Current assets
       Cash and cash equivalents                                        $  7,166,978    $     60,019
       Accounts receivable (net of allowance for doubtful accounts of
          $355,000 and $285,000, respectively)                             4,779,682       6,128,221
       Inventory                                                           4,279,518       3,602,238
       Deferred income taxes                                                 230,083         230,083
       Other current assets                                                  188,488         161,947
                                                                        ------------    ------------

       Total current assets                                               16,644,749      10,182,508
                                                                        ------------    ------------

Furniture, equipment and leasehold improvements-net                          631,887         621,443

Deferred financing costs                                                       5,391          17,633
Other assets                                                                 145,714          45,720
                                                                        ------------    ------------

       Total assets                                                     $ 17,427,741    $ 10,867,304
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Bank loan payable                                                $       --      $  2,138,602
       Accounts payable                                                    2,179,535       2,022,687
       Accrued expenses                                                      769,919         891,033
       Income taxes payable                                                     --           124,372
       Deferred revenue                                                      459,170         403,524
       Customer deposits                                                     240,993          44,919
       Current portion of capital lease obligations                           30,565          30,905
                                                                        ------------    ------------

       Total current liabilities                                           3,680,182       5,656,042
                                                                        ------------    ------------

Noncurrent liabilities
       Capital lease obligations, less current portion                         8,017          17,444
                                                                        ------------    ------------

       Total noncurrent liabilities                                            8,017          17,444
                                                                        ------------    ------------

       Total liabilities                                                   3,688,199       5,673,486
                                                                        ============    ============

STOCKHOLDERS' EQUITY
Preferred stock, no par value;
   1,000,000 shares authorized, none issued or outstanding                      --              --
Common Stock, no par value; authorized 100,000,000 shares;
   shares issued and outstanding 7,072,640 and 4,910,000 shares,
   respectively                                                           13,796,290       5,229,740
Additional paid-in capital                                                   392,188         488,759
Accumulated deficit                                                         (448,936)       (524,681)
                                                                        ------------    ------------

       Total stockholders' equity                                         13,739,542       5,193,818
                                                                        ------------    ------------

       Total liabilities and stockholders' equity                       $ 17,427,741    $ 10,867,304
                                                                        ============    ============

                 See Notes to Consolidated Financial Statements

                         ALL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three months ended
                                                                     March 31,
                                                               2000             1999
                                                               ----             ----

Net revenues                                                 $ 5,983,507    $ 3,911,669
Cost of revenues                                               3,846,211      2,773,109
                                                             -----------    -----------

Gross margin                                                   2,137,296      1,138,560

Operating expenses:
     Selling                                                   1,418,693        884,667
     General and administrative                                  583,681        307,271
                                                             -----------    -----------

Total operating expenses                                       2,002,374      1,191,938
                                                             -----------    -----------

Income (loss) from operations                                    134,922        (53,378)

Other (income) expenses
     Amortization of deferred financing costs                     12,242          7,867
     Interest income                                             (29,948)        (9,105)
     Interest expense                                             23,483         53,472
                                                             -----------    -----------

Total other expenses, net                                          5,777         52,234
                                                             -----------    -----------

Income (loss) before income taxes                                129,145       (105,612)

Income tax provision                                              53,400           --
                                                             -----------    -----------

Net income (loss)                                            $    75,745    $  (105,612)
                                                             ===========    ===========

Net income (loss) per share:
                  Basic                                      $       .01    $      (.02)
                                                             ===========    ===========
                  Diluted                                    $       .01    $      (.02)
                                                             ===========    ===========

 Weighted average number of common shares and equivalents:
                  Basic                                        5,301,503      4,910,000
                                                             ===========    ===========
                  Diluted                                      8,997,654      4,910,000
                                                             ===========    ===========

                 See Notes to Consolidated Financial Statements

                         ALL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Three months ended
                                                                                              March 31,
                                                                                       2000            1999
                                                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                            $    75,745    $  (105,612)
      Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
         Depreciation and amortization                                                  95,413         77,982
         Non cash compensation                                                          21,667         24,081
         Bad debt provision                                                             70,000         54,250
         Changes in operating assets and liabilities:
             Accounts receivable                                                     1,278,539        314,955
             Inventory                                                                (677,280)       (41,491)
             Other current assets                                                      (26,541)        12,315
             Other assets                                                              (99,994)          --
             Accounts payable                                                          156,848        470,714
             Accrued expenses                                                         (121,114)      (115,060)
             Income taxes payable                                                     (124,372)        (2,860)
             Deferred revenue                                                           55,646         16,424
             Customer deposits                                                         196,074        (78,357)
                                                                                   -----------    -----------

        Net cash provided by operating activities                                      900,631        627,341
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of furniture, equipment and leasehold improvements                     (93,614)       (29,750)
                                                                                   -----------    -----------

        Net cash used in investing activities                                          (93,614)       (29,750)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITES
      Exercise of warrants and options, net                                          8,395,312           --
      Proceeds from bank loan                                                        3,350,000          5,000
      Payments on bank loan                                                         (5,488,602)          --
      Tax benefit of exercise of stock options                                          53,000           --
      Payments on capital lease obligations                                             (9,768)        (8,858)
                                                                                   -----------    -----------
        Net cash provided by (used in) financing activities                          6,299,942         (3,858)
                                                                                   -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                7,106,959        593,733

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          60,019        325,915
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 7,166,978    $   919,648
                                                                                   ===========    ===========
Supplemental disclosures of cash flow information
   Cash paid during the period for:
         Interest                                                                  $    23,483    $    53,472
                                                                                   ===========    ===========
         Income taxes                                                              $   147,946    $     3,332
                                                                                   ===========    ===========
      Acquisition of equipment:
         Cost of equipment                                                         $      --      $    37,747
         Capital lease payable incurred                                                   --           34,968
                                                                                   -----------    -----------
         Cash down payment                                                         $      --      $     2,779
                                                                                   ===========    ===========

                 See Notes to Consolidated Financial Statements

                         ALL COMMUNICATIONS CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                 MARCH 31, 2000

Note 1 - Basis of Presentation

     The accompanying financial statements of All Communications Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item
     310(b)  of  Regulation  SB.  Accordingly,  they do not  include  all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results and cash flows for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 and the Company's joint proxy/prospectus included in Form S-4 of View Tech, Inc. ("View Tech") as filed with the Securities and Exchange Commission.

     The  consolidated   financial   statements  include  the  accounts  of  All
     Communications Corporation and its wholly owned subsidiaries, AllComm Products Corporation ("APC") and VTC Resources, Inc. ("VTC"). All intercompany balances and transactions have been eliminated in consolidation. The Company did not segregate or manage its operations by business segment.

Note 2 - Income (loss) per share

     Basic net income  (loss) per share is  calculated  by  dividing  net income
     (loss) by the weighted average number of common shares outstanding during the period.

     Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options and warrants using the treasury stock method. Incremental shares included in the 2000 diluted computations were 3,696,151. The effects of such incremental shares in 1999 were anti-dilutive.

Note 3 - Merger with View Tech, Inc.

     On December 27, 1999, the Company entered into an agreement to merge with View Tech, Inc., a publicly held California based videoconferencing solutions provider, in a transaction that will be accounted for as a "reverse acquisition" using the purchase method. The reverse acquisition method will result in the Company being recognized as the acquirer of View Tech for accounting and financial reporting purposes. Under the merger agreement, each share of the Company's common stock will be exchanged for a specified number of shares of View Tech common stock. The merger is subject to certain conditions, including approval by stockholders. The transaction is expected to close in the second quarter of 2000.

                         ALL COMMUNICATIONS CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                 MARCH 31, 2000

     The following summarized unaudited pro forma information for the year ended December 31, 1999 and the quarter ended March 31, 2000 assumes that the merger of the Company and View Tech occurred on January 1, 1999.

                                           Quarter Ended       Year Ended
                                             March 31,        December 31,
                                               2000               1999
                                         ------------------ -----------------
             Net revenues                $     15,197,295   $    59,476,819
             Operating loss                    (1,489,014)       (8,894,803)
             Net loss                          (2,235,831)       (9,550,867)
             Loss per share:
                                  Basic        (.09)             (.40)
                                Diluted        (.09)             (.40)

     The unaudited pro forma operating results reflect estimated pro forma adjustments for the amortization of intangibles ($2,275,000 for the year ended December 31, 1999 and $569,000 for the quarter ended March 31, 2000) arising from the merger and other adjustments. Pro forma results of operations information is not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated at the beginning of 1999, or of future results of the combined entity.

     The Company recognized net revenues of $431,000 and $1,047,000 for the year ended December 31, 1999 and the quarter ended March 31, 2000, respectively, from transactions with View Tech.

Note 4 - Class A Warrants and Options

     On February 10, 2000 the Company announced its intention to redeem all outstanding Class A warrants. Through March 31, 2000, the Company received net proceeds of approximately $7,949,000 from the exercise of 1,910,640 warrants at $4.25 per warrant. Also during the 2000 period, the Company received $446,000 from the exercise of stock options.

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

Results of Operations

Three Months Ended March 31, 2000 ("2000 period") Compared to Three Months Ended March 31, 1999 ("1999 period").

     NET REVENUES. The Company reported net revenues of $5,984,000 for the 2000 period, an increase of $2,072,000, or 53% over revenues reported for the 1999 period of $3,912,000.

     Voice communications - Sales of voice communications products and services increased in the 2000 period by $398,000, or 21%, to $2,290,000, as compared to $1,892,000 for the 1999 period. Revenues in both the 2000 and 1999 periods were derived primarily from the sale of Lucent and Panasonic telecommunications systems and software packages.

     During the 2000 period, sales to one customer, Weichert Realtors accounted for approximately $304,000, or 5% of total sales compared to $581,000, or 15% of total sales for the 1999 period. Sales under the Company's preferred Vendor Agreement with Cendant Corporation increased in the 2000 period by $115,000, or 25%, to $566,000, as compared to $451,000 for the 1999 period. Sales to Cendant, as a percentage of net revenues, accounted for 9% for the 2000 period and 12% for the 1999 period.

     Videoconferencing - Sales of videoconferencing equipment increased in the 2000 period by $1,674,000, or 83%, to $3,694,000, as compared to $2,020,000 for the 1999 period. During the 2000 period, sales to the Company's pending merger partner, View Tech, amounted to $1,047,000, or 17% of net revenues.

     GROSS MARGINS. Gross margins increased by 7% in the 2000 period to 36% of net revenues, as compared to 29% of net revenues in the 1999 period. During the 2000 period the Company received $156,000 of commission income related to the sale of service contracts and growth rebates totaling $205,000 from Lucent
Technologies. These items contributed 6% to the Company's gross margin. In addition, the Company continues to benefit from favorable vendor pricing as unit growth continues and from the sale of higher margin peripheral items and services.

     SELLING. Selling expenses increased by $534,000 to $1,419,000 or 24% of net revenues in the 2000 period, as compared to $885,000 or 23% of net revenues in the 1999 period. Sales salaries and commissions represented 62% of selling expenses in the 2000 period and increased by $349,000, or 65%, to $884,000, compared to $535,000, or 60% of selling expenses in the 1999 period. The increase in sales compensation is due to higher commissions related to increases in revenue and the addition of twelve new employees.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $277,000 to $584,000, or 10% of net revenues in the 2000 period, as compared to $307,000, or 8% of net revenues in the 1999 period. The dollar increase in the 2000 period was primarily attributable to higher compensation costs and bad debt expense. Compensation costs increased by $59,000, or 32%, to $243,000 in the 2000 period as compared to $184,000 in the 1999 period. The increase in compensation costs is due to increases in officers' compensation and the addition of one new employee. Bad debt expense increased by $134,000, to $139,000 in the 2000 period as compared to $5,000 in the 1999 period. The increase in bad debt expense is due to the overall increase in the Company's customer base and increased revenue growth.

     OTHER (INCOME) EXPENSES. In the 2000 period, this category included $12,000 of amortization of deferred financing costs related to the Company's working capital credit facility. The Company also reported interest income of $30,000 and $9,000 in the 2000 period and 1999 period, respectively, and interest expense of $23,000 and $53,000 in the 2000 period and 1999 period, respectively. The increase in interest income is the result of the Company's investment of proceeds from the Company's redemption of its outstanding Class A warrants. The decrease in interest expense is a result of the Company's repayment of debt in the 2000 period.

     INCOME TAXES. Effective tax rates were 41% and 0% for the 2000 and 1999 periods, respectively. During the 1999 period, the Company maintained a valuation allowance on deferred tax benefits relating to net operating loss deductions and other temporary tax differences. These tax benefits were recognized in subsequent 1999 periods after management determined that they were realizable. During the 2000 period, income taxes were computed at the expected combined statutory rate. Upon completion of the merger, View Tech is expected to contribute substantial deferred tax assets (principally net operating loss carryovers) for use against future taxable income earned by the merged entity. The amount and availability of these deferred tax benefits will be determined once the merger is consummated.

     NET INCOME (LOSS). The Company reported net income for the 2000 period of $75,745 or $.01 per share on a basic and diluted basis, respectively, as compared to a net loss of $105,612 or $.02 per share on a basic and diluted basis for the 1999 period.

Liquidity and Capital Resources

     At March 31, 2000, the Company had working capital of $12,965,000 compared to $4,526,000 at December 31, 1999, an increase of approximately 186%. In addition, the Company had cash and cash equivalents of $7,167,000 compared to $60,000 at December 31, 1999.

     Net cash provided by operating activities for the 2000 period was $901,000 as compared to $627,000 for the 1999 period. The improvement in operating cash flow in the 2000 period was due to net income of $76,000 in 2000 compared to a net loss of $106,000 in 1999, higher collections on accounts receivable and increases in customer deposits. Improvements in operating cash flows in 2000 were offset in part by increases in inventory and payments of accrued liabilities.

     Investing activities for the 2000 period included purchases of $94,000 for office furniture, demonstration equipment and computer hardware as compared to $30,000 for the 1999 period.

     Financing activities provided cash of $6,300,000 during the 2000 period as compared to a use of cash of $3,900 during the 1999 period. During the 2000 period, the Company received net proceeds of $7,949,000 from the exercise of 1,910,640 Class A warrants pursuant to a warrant redemption initiated in February 2000. Also in the 2000 period, the Company received $446,000 from the exercise of 252,000 common stock options. An additional $98,000 was received in April from the exercise of 23,007 Class A warrants.

     The Company used a portion of the proceeds of the warrant redemption to reduce bank borrowings by $2,139,000 during the 2000 period. The Company is negotiating a new two-year $15,000,000 credit facility with its commercial lender. The current $5,000,000 lending agreement matures in May 2000. At March 31, 2000 the Company had no borrowings under this agreement.

Merger with View Tech

     The Company and View Tech have executed a definitive agreement to merge the two companies, subject to stockholder approval. The surviving corporation will change its name to Wire One Technologies, Inc. upon consummation of the merger. View Tech has incurred significant working capital deficiencies primarily as a result of recurring operating losses. Due to these financial difficulties it is likely that View Tech's business will require financial assistance from the Company to pay certain current and past due obligations. The Company is continuing to review View Tech's current financial condition in an effort to quantify View Tech's cash flow requirements. The Company believes, however, that it has sufficient resources to support View Tech's operations until the combined companies have integrated their operations. In addition to estimated professional fees and other costs associated with the pending merger of
$1,650,000, management is continuing to evaluate the costs of business integration, including the need for more sophisticated management information systems to manage the combined operations and business growth, and merger exit costs such as severance pay and office closings.


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


                         ALL COMMUNICATIONS CORPORATION
                                   Registrant

Date: May 15, 2000                  By:    /s/ Richard Reiss
                                           -------------------------------------
                                    Richard Reiss,
                                    President and Chief Executive
                                    Officer


Date: May 15, 2000                  By:    /s/ Scott Tansey
                                           -------------------------------------
                                    Scott Tansey
                                    Vice President - Finance
                                    (principal accounting officer)

                                  Exhibit Index

    Exhibit No.                 Description

      27                        Financial Data Schedule